Form 10-Q
period 2024-02-29
Legato Merger Corp. III
filed 2024-04-11
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41945

LEGATO MERGER CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1761148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, NY 10017

(Address of principal executive offices)

(212) 319-7676

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one-half of one redeemable warrant	LEGT U	NYSE American
Ordinary shares, par value $0.0001 per share	LEGT	NYSE American
Redeemable warrants, exercisable for ordinary shares at an exercise price of $11.50 per share	LEGT WS	NYSE American

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 11, 2024, there were 25,799,375 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. III

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Interim Financial Statements.

LEGATO MERGER CORP. III
CONSOLIDATED CONDENSED BALANCE SHEETS

	February 29, 2024	November 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash	$2,067,209	$-
Prepaid expenses	383,262	19,868
Deferred offering costs	-	3,738
Total current assets	2,450,471	23,606
Investments held in Trust Account	201,814,749	-
Total assets	$204,265,220	$23,606

LIABILITIES AND SHAREHOLDERS’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$37,044	$3,238
Notes payable to shareholder	-	12,500
Total current liabilities	37,044	15,738
Deferred underwriting commissions	7,043,750	-
Total liabilities	7,080,794	15,738

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 and 0 shares at redemption value at $10.03 and $0 per share as of February 29, 2024 and November 30, 2023, respectively(1)	201,714,749	-

Shareholders’ (deficit) equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of February 29, 2024 and November 30, 2023	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non-redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) and 5,118,750 shares issued and outstanding as of February 29, 2024 and November 30, 2023, respectively(2)	568	512
Additional paid-in capital	-	24,988
Accumulated deficit	(4,530,891)	(17,632)
Total shareholders’ (deficit) equity	(4,530,323)	7,868
Total liabilities and shareholders’ (deficit) equity	$204,265,220	$23,606

(1)	Total shares outstanding ordinary shares basic and diluted-Public Shares include all shares in the public offering, inclusive of the full exercise of the overallotment option.
(2)	Total shares outstanding of ordinary shares, include all Founders Shares, as well as Representative Founders Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended February 29, 2024
General and administrative costs	$35,242
Loss from operations	(35,242)

Other income:
Investment income on Trust and cash accounts	565,350
Miscellaneous income	87
Reimbursement from underwriter	1,509,375
Net income	$2,039,570

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares(1)	20,680,625
Basic and diluted net income per share, Public Shares	$0.08
Weighted average shares outstanding of ordinary shares, basic and diluted-Founders Shares(2)	5,118,750
Basic and diluted net income per share, Founders Shares	$0.08

(1)	Weighted average shares outstanding ordinary shares basis and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.
(2)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Founders Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended February 29, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion redemption value	-	-	(6,889,307)	(6,552,829)	(13,442,136)

Net income	-	-	-	2,039,570	2,039,570

Balance at February 29, 2024 (unaudited)	5,674,375	$568	$-	$(4,530,891)	$(4,530,323)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended February 29, 2024
Cash flows from operating activities
Net income	$2,039,570
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income on Trust and cash accounts	(565,350)
Changes in operating assets and liabilities:
Prepaid expense	(363,394)
Net cash provided by operating activities	$1,110,826

Cash flows from investing activities
Cash deposited into trust account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash flows from financing activities
Note payable - related party	(146,785)
Repayment of note payable related party	146,785
Issuance of ordinary shares to initial shareholders	25,000
Issuance of representative shares	588
Proceeds from private placement units	5,556,250
Sale of units in initial public offering	201,250,000
Payment of offering costs associated with initial public offerings	(4,625,455)
Net cash provided by financing activities	202,206,383

Net change in cash	2,067,209
Cash at beginning of period	-
Cash at end of period	$2,067,209

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$7,043,750
Accretion of carrying value to redemption value	$13,442,136

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Legato Merger Corp. III (the “Company”) was incorporated as an exempted company in the Cayman Islands on November 6, 2023 with the objective to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although it has focused its search on target businesses in the infrastructure, engineering and construction, industrial and renewables industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At February 29, 2024, the Company had not yet commenced any operations. All activity through February 29, 2024 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on February 5, 2024. On February 8, 2024, the Company consummated the Initial Public Offering of 20,125,000 units (which included 2,625,000 units subject to the underwriters’ over-allotment option which was exercised in full on February 6, 2024) at $10.00 per Unit, generating gross proceeds of $201,250,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 555,625 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Shareholders”) and the underwriters in the Initial Public Offering, generating gross proceeds of $5,556,250 (“Private Units”), which is described in Note 4.

Transaction costs amounted to $11,669,262, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,512 of other offering costs. As of February 29, 2024, cash of $2,067,209 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on February 8, 2024, $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of the Company’s initial Business Combination (ii) the redemption of any ordinary shares included in the Units being sold in the Initial Public Offering (“Public Shares”) that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (“Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to the NYSE listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting fees held in the Trust Account), although this may entail simultaneous acquisitions of several target businesses. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and trust administration expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks shareholder approval of a Business Combination, the Company’s officers, directors and initial shareholders (the “Insiders”) have agreed, subject to applicable securities laws, to vote their Founder Shares (as defined in Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

The Company will also provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with any shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and trust administration expenses). There will be no redemption rights with respect to the Company’s warrants in connection with such a shareholder vote to approve such an amendment to the Company’s Amended and Restated Memorandum and Articles of Association.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period and shareholders do not otherwise extend the Combination Period by approving an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and trust administration expenses, and up to $100,000 of interest to pay liquidation and dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and; (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination.

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Private Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to allow redemption as provided therein, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association as described above. However, the Insiders will be entitled to liquidation rights with respect to Public Shares if the Company fails to consummate a Business Combination and liquidates the Trust Account. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Crescendo Advisors, LLC, an entity affiliated with Mr. Rosenfeld, the Company’s Chief SPAC Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the Company has not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, the Company has not asked it to reserve for such obligations and the Company does not believe it has any significant liquid assets.

Liquidity and Capital Resources

As of February 29, 2024, the Company had $2,067,209 in cash and a working capital balance of $2,413,427.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 under the Notes is not specifically defined as such in Note 5. The Note balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of February 29, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company has $2,067,209 in cash and no cash equivalents as of February 29, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust and cash accounts in the accompanying consolidated condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Shares Subject to Possible Redemption

As discussed in Note 1, all of the 20,125,000 Public Shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification (“ASC”) 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of February 29, 2024, the ordinary shares reflected on the consolidated condensed balance sheet are reconciled in the following table:

As of February 29, 2024
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(11,669,262)
Plus:
Accretion of carrying value to redemption value	13,442,136
Ordinary shares subject to possible redemption	$201,714,749

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ (deficit) equity, as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 29, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated condensed financial statements.

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,340,313 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. Accretion associated with the ordinary shares are excluded from earnings per share as the redemption value approximates fair value. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Three Months Ended February 29, 2024
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$1,634,907	$404,663
Denominator:
Basic weighted average shares outstanding	20,680,625	5,118,750

Basic and diluted net income per ordinary share	$0.08	$0.08

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated condensed balance sheets, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that a required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on November 6, 2023 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the Company adopted the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills, which the Company deemed to have no credit losses.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, on February 8, 2024, the Company sold 20,125,000 Units (including 2,625,000 Units subject to the underwriters’ over-allotment option), at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Insiders and underwriters in the Initial Public Offering purchased an aggregate of 555,625 Private Units, at $10.00 per Private Unit for a total purchase price of $5,556,250. Each Private Unit consists of one ordinary share or “private share,” and one-half of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

Note 5 — Related Party Transactions

Founders Shares

In November 2023, the Company issued an aggregate of 5,031,250 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture by the holders to the extent that the over-allotment in the Initial Public Offering is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Founder Shares (as defined in Note 7) and private shares). On February 6, 2024, the underwriters exercised the over-allotment option in full and accordingly none of the Founder Shares continue to be subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. The Company incurred and paid the affiliate $15,172 as of February 29, 2024.

Note — Related Party

On November 15, 2023, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned $50,000 to the Company. The loan was evidenced by a promissory note. The note was non-interest bearing, unsecured and due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering.

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,785 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the Initial Public Offering or the determination by the Company not to proceed with the Initial Public Offering.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the Initial Public Offering or the determination by the Company not to proceed with the Initial Public Offering.

As of February 29, 2024, the note balance of $146,785 under these promissory notes had been settled and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 29, 2024, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Representative Founder Shares and the Private Units and any units that may be issued in payment of Working Capital Loans made to Company are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the transfer restrictions applicable to these ordinary shares cease. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that the underwriters may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on February 6, 2024.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,025,000 upon the closing of the Initial Public Offering.

BTIG, LLC (“BTIG”) will also be entitled to a deferred underwriting commission of up to 3.5% of the gross proceeds of the Initial Offering, or up to $7,043,750. The deferred underwriting commission was placed in the Trust Account upon consummation of the Initial Public Offering and will be released to BTIG only on completion of an initial Business Combination. The deferred commissions will be payable as follows: $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash on the closing of the Business Combination, (ii) up to $0.15 per share sold in the Initial Public Offering shall be paid to BTIG in cash, based on the percentage of funds remaining in the Trust Account after redemptions of public shares and (iii) $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash or shares (valued at $10.00 per share), at the Company’s sole option (the “Allocable Amount”), provided that the Company has the right, in its sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”) that assist the Company in consummating the initial Business Combination.

The underwriters have agreed to make a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company following the Initial Public Offering as a public company.

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 29, 2024, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of February 29, 2024, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding.

All of the Founder Shares will be subject to transfer restrictions until the earlier of 180 days after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Representative Founder Shares

The Company has issued to the designees of BTIG 87,500 ordinary shares (the “Representative Founder Shares”) for a nominal consideration. The Company accounted for the Representative Founder Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of Representative Founder Shares to be $500 based upon the price of the Founder Shares issued to the holders of such shares. The holders of the Representative Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

Warrants

As of February 29, 2024, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding warrants:

-	in whole and not in part;

-	at a price of $0.01 per warrant;

-	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

-	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those of shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis”.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of February 29, 2024, and November 30, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

February 29, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$201,814,749	$-	$-

November 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$-	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended February 29, 2024.

Note 9 — Public Warrant Measurements

The public warrants were valued using a Black-Scholes model. The public warrants have been classified within shareholders’ deficit (equity) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

February 8, 2024
Market price of public stock	$9.935
Term (years)	3.25
Risk-free rate	4.198%
Volatility	2.22%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the unaudited consolidated condensed balance sheet date and up to the date the unaudited consolidated condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. III. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated as an exempted company in the Cayman Islands on November 6, 2023 with the objective to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in connection with closing our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through February 29, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 29, 2024, we had a net income of $2,039,570, which consisted of interest income of $565,350, a reversal of expenses of $1,509,375 and operating costs of $35,242.

Liquidity and Capital Resources

As of February 29, 2024, the Company had $2,067,209 in cash and a working capital balance of $2,413,427.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 under the Notes (as defined in Note 5). The Note balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of February 29, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 29, 2024.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in the final prospectus and the Form 8-K filed by us with the SEC on February 6, 2024 and February 14, 2024, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that a required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on November 6, 2023 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the Company adopted the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized costs, loans, and available-for-sale debt securities. The adoption of this standard did not have a material effect on the Company’s operating results or financial position as the only securities to which this standard applies are the Treasury Bills, which the Company deemed to have no credit losses.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Related Party Transactions

Founders Shares

In November 2023, the Company issued an aggregate of 5,031,250 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture by the holders to the extent that the over-allotment in the Initial Public Offering is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the holders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Founder Shares (as defined in Note 7) and private shares). On February 6, 2024, the underwriters exercised the over-allotment option in full and accordingly none of the Founder Shares continue to be subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. The Company incurred and paid the affiliate $15,172 as of February 29, 2024.

Note — Related Party

On November 15, 2023, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned $50,000 to the Company. The loan was evidenced by a promissory note. The note was non-interest bearing, unsecured and due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering.

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,785 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the Initial Public Offering or the determination by the Company not to proceed with the Initial Public Offering.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the Initial Public Offering or the determination by the Company not to proceed with the Initial Public Offering.

As of February 29, 2024, the note balance of $146,785 under these promissory notes had been settled and borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 29, 2024, no Working Capital Loans were outstanding.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (the 20,125,000 Public Shares, including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares, sold in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our consolidated condensed balance sheets.

The Company recognizes changes in redemption value as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital, (to the extent available), and accumulated deficit.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,340,313 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 29, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2024, we consummated our Initial Public Offering of 20,125,000 units, including 2,625,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $201,250,000. BTIG, LLC acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-275930) which was declared effective by the Securities and Exchange Commission on February 5, 2024.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 555,625 Private Units to our initial shareholders and the underwriters in the Initial Public Offering at a price of $10.00 per Private Unit, generating total proceeds of $5,556,250. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO on February 8, 2024, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”).

Transaction costs amounted to $11,669,262, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,512 of other offering costs. In addition, as of February 8, 2024, cash of $2,072,217 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended February 29, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP. III

Date: April 11, 2024	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2024	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)