Form 10-Q
period 2024-05-31
Legato Merger Corp. III
filed 2024-07-10
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2024

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 10, 2024, there were 25,799,375 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. III

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Interim Financial Statements.

LEGATO MERGER CORP. III
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31, 2024	November 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,953,950	$-
Prepaid expenses	330,168	19,868
Deferred offering costs	-	3,738
Total current assets	2,284,118	23,606
Investments held in Trust Account	204,663,330	-
Total assets	$206,947,448	$23,606

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$37,044	$3,238
Notes payable to shareholder	-	12,500
Total current liabilities	37,044	15,738
Deferred underwriting commissions	7,043,750	-
Total liabilities	7,080,794	15,738

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 and 0 shares at redemption value at $10.17 and $0 per share as of May 31, 2024 and November 30, 2023, respectively(1)	204,563,330	-

Shareholders’ (deficit) equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of May 31, 2024 and November 30, 2023	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non-redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) and 5,118,750 shares issued and outstanding as of May 31, 2024 and November 30, 2023, respectively(2)	568	512
Additional paid-in capital	-	24,988
Accumulated deficit	(4,697,244)	(17,632)
Total shareholders’ (deficit) equity	(4,696,676)	7,868
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholder’s (Deficit) Equity	$206,947,448	$23,606

(1)	Total shares outstanding ordinary shares basic and diluted-Public Shares include all shares in the public offering, inclusive of the full exercise of the over-allotment option.
(2)	Total shares outstanding of ordinary shares, include all Founders Shares, as well as Representative Founders Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2024	For the Six Months Ended May 31, 2024
General and administrative costs	$185,916	$221,159
Loss from operations	(185,916)	(221,159)

Other income:
Income from Investments held in Trust Account	2,848,581	3,413,330
Investment income on Cash Accounts	19,563	20,164

Net income	$2,682,228	$3,212,335

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares(1)	20,680,625	20,680,625
Basic and diluted net income per share, Public Shares	$0.10	$0.12
Weighted average shares outstanding of ordinary shares, basic and diluted-Founders Shares(2)	5,118,750	$5,118,750
Basic and diluted net income per share, Founders Shares	$0.10	$0.12

(1)	Weighted average shares outstanding ordinary shares basis and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the over-allotment option.
(2)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Founders Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three and Six Months Ended May 31, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion to possible redemption value	-	-	(6,889,307)	(5,043,366)	(11,932,673)

Net income	-	-	-	530,107	530,107

Balance at February 29, 2024 (unaudited)	5,674,375	568	-	(4,530,891)	(4,530,323)

Ordinary shares - accretion to possible redemption value	-	-	-	(2,848,581)	(2,848,581)

Net income	-	-	-	2,682,228	2,682,228

Balance at May 31, 2024 (unaudited)	5,674,375	$568	$-	$(4,697,244)	$(4,696,676)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended May 31, 2024
Cash flows from operating activities
Net income	$3,212,335
Adjustments to reconcile net income to net cash provided by operating activities:
Income from Investments held in Trust Account	(3,413,330)
Changes in operating assets and liabilities:
Prepaid expense	(310,300)
Net cash provided by operating activities	$(511,295)

Cash flows from investing activities
Cash deposited into trust account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash flows from financing activities
Note payable – related party	146,785
Repayment of note payable related party	(146,785)
Issuance of founders shares to initial shareholders	25,000
Issuance of representative shares	500
Proceeds from private placement units	5,556,250
Sale of units in initial public offering	201,250,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	(3,116,505)
Net cash provided by financing activities	203,715,245

Net change in cash	1,953,950
Cash at beginning of period	-
Cash at end of period	$1,953,950

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$7,043,750
Accretion of carrying value to redemption value	$16,290,717

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2024

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

At May 31, 2024, the Company had not yet commenced any operations. All activity through May 31, 2024 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of May 31, 2024, cash of $1,953,950 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of May 31, 2024, the Company had $1,953,950 in cash and a working capital balance of $2,247,074.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 evidenced by promissory notes as described below in Note 5. The loan balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of May 31, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company has $1,953,950 in cash and cash equivalents as of May 31, 2024 and November 30, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust and cash accounts in the accompanying consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of May 31, 2024, the ordinary shares reflected on the consolidated condensed balance sheets are reconciled in the following table:

As of May 31, 2024
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	11,932,673
Ordinary shares subject to possible redemption, February 29, 2024	$201,714,749
Plus:
Accretion of carrying value to redemption value	2,848,581
Ordinary shares subject to possible redemption, May 31, 2024	$204,563,330

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2024 and November 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated condensed financial statements.

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the over-allotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,340,313 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. Accretion associated with the ordinary shares are excluded from net income per share as the redemption value approximates fair value. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Three Months Ended May 31, 2024		For the Six Months Ended May 31, 2024
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$2,150,058	$532,170	$2,574,989	$637,346
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.12	$0.12

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on November 6, 2023 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Founder Shares

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and six months ended May 31, 2024, the Company incurred and paid the affiliate $60,000 and $75,172, respectively.

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

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,785 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the determination by the Company not to proceed with the Initial Public Offering.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the determination by the Company not to proceed with the Initial Public Offering.

The note balance of $146,785 under these promissory notes was settled shortly after the IPO, and borrowings under the notes are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2024 and November 30, 2023, no Working Capital Loans were outstanding.

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

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,025,000 upon the closing of the Initial Public Offering.

BTIG, LLC, the representative of the underwriters in the Initial Public Offering (“BTIG”), is also entitled to a deferred underwriting commission of up to 3.5% of the gross proceeds of the Initial Offering, or up to $7,043,750. The deferred underwriting commission was placed in the Trust Account upon consummation of the Initial Public Offering and will be released to BTIG only on completion of an initial Business Combination. The deferred commissions will be payable as follows: (i) $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash on the closing of the Business Combination, (ii) up to $0.15 per share sold in the Initial Public Offering shall be paid to BTIG in cash, based on the percentage of funds remaining in the Trust Account after redemptions of public shares and (iii) $0.10 per share sold in the Initial Public Offering shall be paid to BTIG in cash or shares (valued at $10.00 per share), at the Company’s sole option (the “Allocable Amount”), provided that the Company has the right, in its sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”) that assist the Company in consummating the initial Business Combination.

In connection with the Initial Public Offering, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company following the Initial Public Offering as a public company.

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of May 31, 2024, and November 30, 2023, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of May 31, 2024, and November 30, 2023, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding.

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

Warrants

As of May 31, 2024, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding warrants:

-	in whole and not in part;

-	at a price of $0.01 per warrant;

-	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

-	if, and only if, the last reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis”.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2024, and November 30, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

May 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$204,663,330	$-	$-

November 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$-	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended May 31, 2024.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited consolidated condensed balance sheet date and up to the date the unaudited consolidated condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through May 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended May 31, 2024, we had a net income of $2,682,228 and $3,212,335, which consisted of interest income of $2,868,144 and $3,433,494, and operating costs of $185,916 and $221,159, respectively.

Liquidity and Capital Resources

As of May 31, 2024, the Company had $1,953,950 in cash and a working capital balance of $2,247,074.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 under promissory notes (as described in Note 5). The note balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of May 31, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2024.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and six months ended May 31, 2024, the Company incurred and paid the affiliate $60,000 and $75,172 for the three and six months ended May 31, 2024.

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

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,785 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the determination by the Company not to proceed with the Initial Public Offering.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the Initial Public Offering. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the Initial Public Offering or (iii) the determination by the Company not to proceed with the Initial Public Offering.

The note balance of $146,785 under these promissory notes had been settled shortly after the IPO, and borrowings under the notes are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2024, no Working Capital Loans were outstanding.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,340,313 shares in the calculation of diluted net income per share, since their contingency had not been met yet. As a result, diluted net income per share is the same as basic net income per share for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of May 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2024, our disclosure controls and procedures were effective.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. In addition, as of May 31, 2024, cash of $1,953,950 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended May 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

LEGATO MERGER CORP. III

Date: July 10, 2024	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 10, 2024	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)