Form 10-Q
period 2024-08-31
Legato Merger Corp. III
filed 2024-10-09
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2024

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

As of October 9, 2024, there were 25,799,375 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. III

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Interim Financial Statements.

LEGATO MERGER CORP. III
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2024	November 30, 2023
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,738,180	$-
Prepaid expenses	277,073	19,868
Deferred offering costs	-	3,738
Total current assets	2,015,253	23,606
Investments held in Trust Account	207,505,687	-
Total assets	$209,520,940	$23,606

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$37,044	$3,238
Notes payable to shareholder	-	12,500
Total current liabilities	37,044	15,738
Deferred underwriting commissions	7,043,750	-
Total liabilities	7,080,794	15,738

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 and 0 shares at redemption value at $10.31 and $0 per share as of August 31, 2024 and November 30, 2023, respectively	207,405,687	-

Shareholders’ (deficit) equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of August 31, 2024 and November 30, 2023	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non- redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) and 5,118,750 shares issued and outstanding as of August 31, 2024 and November 30, 2023, respectively(1)	568	512
Additional paid-in capital	-	24,988
Accumulated deficit	(4,966,109)	(17,632)
Total shareholders’ (deficit) equity	(4,965,541)	7,868
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders' (Deficit) Equity	$209,520,940	$23,606

(1)	Total shares outstanding of ordinary shares, include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31, 2024	For the Nine Months Ended August 31, 2024
General and administrative costs	$284,948	$506,106
Loss from operations	(284,948)	(506,106)

Other income:
Income from Investments held in Trust Account	2,842,357	6,255,687
Investment income on Cash Accounts	16,083	36,247

Net income	$2,573,492	$5,785,828

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares	20,680,625	20,680,625
Basic and diluted net income per share, Public Shares	$0.10	$0.22
Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares(1)	$5,118,750	$5,118,750
Basic and diluted net income per share, Founder Shares	$0.10	$0.22

(1)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three and Nine Months Ended August 31, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion to possible redemption value	-	-	(6,889,307)	(5,043,366)	(11,932,673)

Net income	-	-	-	530,107	530,107

Balance at February 29, 2024 (unaudited)	5,674,375	568	-	(4,530,891)	(4,530,323)

Ordinary shares - accretion to possible redemption value	-	-	-	(2,848,581)	(2,848,581)

Net income	-	-	-	2,682,228	2,682,228

Balance at May 31, 2024 (unaudited)	5,674,375	568	-	(4,697,244)	(4,696,676)

Ordinary shares - accretion to possible redemption value	-	-	-	(2,842,357)	(2,842,357)

Net income	-	-	-	2,573,492	2,573,492

Balance at August 31, 2024 (unaudited)	5,674,375	$568	$-	$(4,966,109)	$(4,965,541)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended August 31, 2024
Cash flows from operating activities
Net income	$5,785,828
Adjustments to reconcile net income to net cash used in operating activities:
Income from Investments held in Trust Account	(6,255,687)
Changes in operating assets and liabilities:
Prepaid expense	(257,205)
Net cash used in operating activities	$(727,064)

Cash flows from investing activities
Cash deposited into trust account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash flows from financing activities
Note payable – related party	146,785
Payment of Offering Costs	(121,785)
Issuance of representative shares	500
Proceeds from private placement units	5,556,250
Sale of units in initial public offering	201,250,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	(3,116,506)
Net cash provided by financing activities	203,715,244

Net change in cash	1,738,180
Cash at beginning of period	-
Cash at end of period	$1,738,180

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$7,043,750
Accretion of carrying value to redemption value	$17,623,612
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000
Deferred offering costs paid through prepaid expenses	$12,500

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. III

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

At August 31, 2024, the Company had not yet commenced any operations. All activity through August 31, 2024 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of August 31, 2024, cash of $1,738,180. was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of August 31, 2024, the Company had $1,738,180 in cash and working capital of $1,978,209.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of August 31, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

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

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company did not have any cash equivalents as of August 31, 2024 and November 30, 2023.

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

As of August 31, 2024, the ordinary shares reflected on the consolidated condensed balance sheets are reconciled in the following table:

As of August 31, 2024
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	11,932,673
Ordinary shares subject to possible redemption, February 29, 2024	$201,714,749
Plus:
Accretion of carrying value to redemption value	2,848,581
Ordinary shares subject to possible redemption, May 31, 2024	$204,563,330
Accretion of carrying value to redemption value	2,842,357
Ordinary shares subject to possible redemption, August 31, 2024	$207,405,687

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2024 and November 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Three Months Ended August 31, 2024		For the Nine Months Ended August 31, 2024
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$2,062,896	$510,596	$4,637,885	$1,147,943
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.22	$0.22

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on November 6, 2023 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended August 31, 2024, the Company incurred and paid the affiliate $60,000 and $135,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2024 and November 30, 2023, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2024, and November 30, 2023, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of August 31, 2024 and November 30, 2023, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding.

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

Warrants

As of August 31, 2024, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2024 and November 30, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

August 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$207,505,687	$-	$-

November 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$-	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended August 31, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through August 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended August 31, 2024, we had a net income of $2,573,492 and $5,785,828, which consisted of interest income of $2,858,440, ($2,842,357 interest income from the trust account and $16,083 interest income from the operating account) and $6,291,934, ($6,255,687 interest income from the trust account and $36,247 interest income from the operating account), and operating costs of $284,948 and $506,106, respectively.

Liquidity and Capital Resources

As of August 31, 2024, the Company had $1,738,180 in cash and working capital of $1,978,209.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of August 31, 2024 and November 30, 2023, there were no amounts outstanding under any Working Capital Loan.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2024.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended August 31, 2024, the Company incurred and paid the affiliate $60,000 and $135,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2024, no Working Capital Loans were outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of August 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of August 31, 2024, our disclosure controls and procedures were effective.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. In addition, as of August 31, 2024, cash of $1,738,180 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended August 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP. III

Date: October 9, 2024	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 9, 2024	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)