Form 10-K
period 2024-11-30
Legato Merger Corp. III
filed 2025-02-19
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-41945

Legato Merger Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1761148
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LEGT U	NYSE American

Ordinary Shares, par value $0.0001 per share	LEGT	NYSE American

Redeemable warrants, exercisable for ordinary shares at an exercise price of $11.50 per share	LEGT WS	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of May 31, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was $203,262,500 (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on May 31, 2024 ($10.10)).

As of February 15, 2025, 25,799,375 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

LEGATO MERGER CORP. III

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of Legato Merger Corp. III (the “Company,” “we,” “us,” “our” or “Legato”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	We may issue additional shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our company.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Our officers and directors will have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of Crescendo Advisors LLC or if Crescendo Advisors LLC does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	Certain members of our management team have been, are now, or may in the future become, involved in litigation, investigations or other proceedings, including related to blank check companies or otherwise, which could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	We may not be able to complete an initial business combination with a U.S. target company if such a transaction is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

●	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

●	If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated in the Cayman Islands on November 6, 2023, as an exempted company, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we are currently focusing on target businesses in the infrastructure, E&C, industrial and renewables industries.

On February 8, 2024, we consummated our initial public offering (“IPO”) of 20,125,000 units, including 2,625,000 units subject to the underwriters’ over-allotment option. Each unit consists of one ordinary share, $.0001 par value (“Ordinary Share”), and one-half of one redeemable warrant (“Warrant”), with each warrant entitling the holder to purchase one Ordinary Share for $11.50. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $201,250,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of an aggregate of 555,625 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,556,250. The Private Placement Units were purchased by our initial shareholders and the underwriters in the IPO. The Private Placement Units are identical to the units sold in the IPO.

We are seeking to capitalize on the experience of our management team in consummating an initial business combination. Eric S. Rosenfeld, our Chief SPAC Officer, and David D. Sgro, our Vice Chairman of the Board, have led eight prior public blank check companies: (i) Arpeggio Acquisition Corporation, which raised $40.8 million in June 2004 and consummated a business combination with Hill International, Inc. in June 2006, (ii) Rhapsody Acquisition Corp., which raised $41.4 million in October 2006 and consummated a business combination with Primoris Corporation in July 2008, (iii) Trio Merger Corp., which raised $69 million in June 2011 and consummated a business combination with SAExploration Holdings Inc. in June 2013, (iv) Quartet Merger Corp., which raised $96.6 million in November 2013 and consummated a business combination with Pangea Logistics Solutions Ltd. in October 2014, (v) Harmony Merger Corp., which raised $115.0 million in March 2015 and consummated a business combination with NextDecade LLC in July 2017, (vi) Allegro Merger Corp., which raised $149.5 million in July 2018 and executed a definitive merger agreement with TGI Fridays’ that was later terminated due largely to the COVID-19 pandemic, (vii) Legato Merger Corp. (“Legato I”), which raised approximately $235.8 in January 2021 and consummated a business combination with Algoma Steel Group Inc. in October 2021 and (viii) Legato Merger Corp. II (“Legato II”), which raised $276.0 million in November 2021 and consummated a business combination with Southland Holdings LLC in February 2023.

Our Chief Executive Officer, Gregory Monahan, is a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, and the Senior Portfolio Manager of Jamarant Capital, L.P. a private investment partnership. He is also served as Chief Executive Officer of Legato II.

Our Chief Financial Officer, Adam Jaffe, also served as the Chief Financial Officer of Allegro, Legato I and Legato II. He is the Chief Financial Officer of Crescendo Partners, LP and the Chief Compliance Officer and Chief Financial Officer of Jamarant Capital, LP.

Our Chairman, Brian Pratt, was formerly the Chairman and CEO of Primoris, an E&C company that went public through a business combination with Rhapsody in 2008. Over his tenure as a public company CEO, Mr. Pratt made numerous E&C acquisitions and grew Primoris’ revenue from approximately $550 million to over $2 billion and EBITDA from approximately $40 million to over $150 million. During his time as Primoris’ Chairman and Chief Executive Officer, the company’s stock price increased to a high of over $33.00 per share. In addition to his role as Chairman and Chief Executive Officer of Primoris, Mr. Pratt has participated in numerous private investments in infrastructure and energy.

Adam J. Semler, a member of our Board, served as a member of the Board and Chairman of the Audit committees of Harmony and Allegro. John Ing, a member of our Board, served as a member of the Board of Legato I and Legato II.

We believe that potential sellers of target businesses will view the fact that our management team has successfully closed seven business combinations with vehicles similar to our company (and entered into a business combination agreement for an eighth one) as a positive factor in considering whether or not to enter into a business combination with us. However, there is no assurance that we will complete a business combination.

Given its track record of reviewing and completing SPAC transactions in the infrastructure, E&C, industrial and renewables segments, coupled with Mr. Pratt’s management and transaction related experience in these industries, we believe that our management team and board has the skills and experience to identify, evaluate and consummate a business combination in sectors that we have identified. In addition, we believe that our management team is uniquely positioned to assist the business that we may ultimately acquire.

Notwithstanding the foregoing, past performance of our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure will make us an attractive business combination partner to prospective target businesses that desires to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive and takes less time, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong Financial Position with Flexibility.

With funds in the trust account of $210,061,362, excluding $7,043,750 of deferred underwriting commissions, available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using cash, debt or equity securities, contingent consideration or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of IPO and the Private Placement of Private Placement Units, our shares, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for the IPO and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (net of deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination, subject to any fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

If we enter into a business combination with a target business that is affiliated with any of our officers, directors or initial shareholders, we will only do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (net of deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

NYSE listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in trust) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we may no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we do not intend to complete such business combination unless the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock or shares of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Any announcement regarding our entry into a definitive agreement for an initial business combination will indicate whether we intend to seek shareholder approval of such transaction or instead provide shareholders with the opportunity to sell their shares to us by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval, we will only consummate the business combination if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. We have no specified maximum percentage threshold for conversions in our amended and restated memorandum and articles of association and even those public shareholders who vote in favor of our initial business combination have the right to convert their public shares. We also do not have any type of net tangible asset requirement like some other similarly structured blank check companies. As a result, this may make it easier for us to consummate our initial business combination.

However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait up to May 8, 2026 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination or in connection with certain amendments to our amended and restated memorandum and articles of association prior to a business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders indicate that they wish to convert their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock. Additionally, in the event our officers, directors, initial shareholders or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act governing tender offers including, in pertinent part, through adherence to the following:

●

our registration statement/proxy statement filed for our initial business combination transaction would disclose the possibility that our officers, directors, initial shareholders or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●

if our officers, directors, initial shareholders or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●

our registration statement/proxy statement filed for our initial business combination transaction would include a representation that any of our securities so purchased by our officers, directors, initial shareholders or their affiliates would not be voted in favor of approving the business combination transaction;

●	our officers, directors, initial shareholders or their affiliates would waive any redemption rights with respect to any securities so purchased; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the material terms of the purchases.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. The per-share amount we will distribute to investors who properly convert their shares will not be reduced by the deferred underwriting commissions we will pay.

Our initial shareholders and our officers and directors do not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly. Additionally, the holders of the shares issued prior to the IPO to the underwriters and their designees (“representative founder shares” will not have conversion rights with respect to the representative founder shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated.

However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we will have only until February 8, 2026 to consummate an initial business combination (or May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). If we have not completed an initial business combination by such date and shareholders have not otherwise amended our charter to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable and up to $100,000 of interest income that may be released to us for liquidation expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Additionally, our warrants would expire worthless if we liquidate the trust account.

Our initial shareholders, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the time period set forth above unless we provide our public shareholders with the opportunity to convert their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, executive officers, directors or any other person.

We are required to seek to have all third parties and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers (except our independent registered public accounting firm) and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Crescendo Advisors LLC, an entity affiliated with Mr. Rosenfeld, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets. Accordingly, we believe it is unlikely that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement Crescendo Advisors LLC entered into specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

The holders of the shares issued to our officers, directors and other stockholders prior to the IPO (“founder shares”) and shares underlying the Private Placement Units have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, we will use the up to $100,000 of interest earned on the funds held in the trust account that may be released to us for our liquidation expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 777 Third Avenue, 37th Floor, New York, New York 10017. The cost for this space is included in the $20,000 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, charges us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We believe, based on rents and fees for similar services, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Searching for and Consummating a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 24 months (or 27 months) from the date of the IPO before receiving distributions from the trust account.

We have until February 8, 2026 to complete a business combination (or May 8, 2026, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by February 8, 2026 (or May 8, 2026, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026) may give potential target businesses leverage over us in negotiating a business combination.

We have until February 8, 2026 to complete a business combination (or May 8, 2026, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we are currently focusing on target businesses in the infrastructure, E&C, industrial and renewables industries, we may pursue an acquisition opportunity in any business industry or sector we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

The ability of our shareholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The per-share amount we will distribute to shareholders who properly exercise their conversion rights will not be reduced by the deferred underwriting commission and after such conversion, the per-share value of shares held by non-converting shareholders will reflect our obligation to pay the deferred underwriting commissions.

In connection with any vote to approve a business combination, we will offer each public shareholder the right to seek conversion of his, her or its shares regardless of how the shareholder votes on the business combination.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our initial shareholders, officers, directors and holders of private placement units) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such shareholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it easier for us to consummate a business combination even where a substantial number of public shareholders seek to convert their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for conversion in our amended and restated memorandum and articles of association. We also do not have any type of net tangible asset requirement like some other similarly structured blank check companies. As a result, we may be able to consummate a business combination even though a substantial number of our public shareholders do not agree with the transaction and have converted their shares.

In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any general meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any general meeting called to approve a proposed business combination, we require public shareholders who wish to convert their shares to comply with specific requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will likely need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional ordinary shares or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our company.

As of the date of this annual report, our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Following our IPO and the purchase of the Private Placement Units, there were 163,860,312 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants). We may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares will not reduce the per-share conversion amount in the trust account. The issuance of additional ordinary shares or preference shares:

●	may significantly reduce the equity interest of investors in our IPO;

●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If the net proceeds of our IPO not being held in trust are insufficient to allow us to operate until at least February 8, 2026 (or May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026), we may be unable to complete a business combination.

While we believe that the net proceeds of our IPO and Private Placement will be sufficient to allow us to consummate an initial business combination, we cannot assure you of this fact. Accordingly, if we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our initial shareholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. For instance, the premiums charged for such policies in recent years have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury recently issued guidance clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on the NYSE, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination or in connection with any extension of time to consummate an initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Risks Relating to the Post-Business Combination Company

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our ordinary shares. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to complete an initial business combination with a U.S. target company if such a transaction is subject to U.S. foreign investment regulations and review by a U.S. government entity such as CFIUS, or ultimately prohibited.

If we seek to consummate an initial business combination with a target business located in the United States, it is possible that such a business combination may be subject to review by government entities such as CFIUS, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If an initial business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. If we cannot complete our initial business combination by February 8, 2026 (or May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

The economic, political, and social conditions, as well as government policies, of the country in which our potential target’s operations are located could affect our business. The economy in such target’s country may differ greatly from the economies of most developed countries in many respects. Such country’s economic growth may be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such target’s country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect the ability of that target business to become profitable after our initial business combination.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we acquire a company operating in the infrastructure, E&C, industrial and renewables industries, our future operations may be subject to risks associated with this sector.

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we currently intend to concentrate our efforts in identifying businesses in the infrastructure, E&C, industrial and renewables industries. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in these industries may include, but are not limited to, the following:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;

●	competition from other companies and businesses in the infrastructure, E&C, industrial and renewables industries;

●	the ability to develop successful new products or improve existing ones;

●	changes in technology rendering our products or services obsolete following a business combination;

●

the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

●	fluctuations in interest rates, which could adversely affect the ability of buyers and tenants of properties to obtain financing on favorable terms or at all;

●	mobile malware, viruses, ransomware, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

●	litigation and other legal proceedings;

●	the ability to attract and retain highly skilled employees;

●	environmental risks;

●	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses;

●	increasing governmental regulation; and

●	failure to comply with governmental regulations resulting in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to companies in the infrastructure, E&C, industrial and renewables industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or assets and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our initial shareholders have waived their right to convert the founder shares or any other shares purchased by them, or to receive distributions from the trust account with respect to the founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the Private Placement Units and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Risks Relating to our Securities

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Equiniti Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders. The purchasers of the private units will be entitled to vote the private warrants included in the private units on any such change.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, Crescendo Advisors LLC, an entity affiliated with Mr. Rosenfeld, has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets. Accordingly, we believe it is unlikely that it will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provides that we will continue in existence only until February 8, 2026 (or May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable (less up to $100,000 for our liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more).

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Our directors may decide not to enforce Crescendo Advisors LLC’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Crescendo Advisors LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against it to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be held in demand deposit accounts or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not previously released to us, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may be less, and potentially significantly less, than the market price for our shares at such time. Further, any such transactions would involve costs to us and our shareholders that would not otherwise be incurred in a traditional initial public offering, including but not limited to, additional dilution to public shareholders, additional costs involved in registering the resale of the securities being sold in the PIPE and potential additional downward pressure on our share price due to the ability of investors in the PIPE being able to sell their securities after registration.

The NYSE may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE American, a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE in the future prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, in connection with our initial business combination, it is likely that the NYSE will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. The NYSE will also have discretionary authority to not approve our listing if the NYSE determines that the listing of the company to be acquired is against public policy at that time.

If the NYSE delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●

a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our ordinary shares and warrants will be listed on the NYSE, our units, ordinary shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.005 per share. As a result, our initial shareholders stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders, and may have an incentive to recommend such an initial business combination to our shareholders.

As a result of the low acquisition cost of our founder shares, our initial shareholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, they may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

Our outstanding warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 8,750,000 ordinary shares as part of the units offered in our IPO and private warrants included within the Private Placement Units to purchase 261,407 ordinary shares. We may also issue other units to our initial shareholders, officers, directors, or their affiliates in payment of working capital loans made to us as described in the prospectus. To the extent ordinary shares are issued to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, investors may experience dilution to their holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which the transfer restrictions applicable to their shares end. Additionally, the holders of representative founder shares, the private units and any units our initial shareholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the representative founder shares, private units and any other units we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risks

Certain members of our management team have been, are now, or may in the future become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, are now or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. The settlement of these types of actions, some of which are ongoing now, are often time consuming and the outcomes are often uncertain. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit between the ordinary shares and the one-half of a warrant included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units issued in our IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation — United States Federal Income Tax Consideration — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section titled “Taxation — Material United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may de-register as a Cayman Islands exempted company and transfer by way of continuation to another jurisdiction in connection with our initial business combination and such transfer by way of continuation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under Cayman Islands law, de-register as a Cayman Islands exempted company and transfer by way of continuation to the jurisdiction in which the target company or business is located or another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel that it is uncertain whether the courts of the Cayman Islands will allow shareholders of our company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands exempted company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, was not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a U.S. company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an “emerging growth company” and “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a business combination or an extension of time to consummate a business combination; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not hold and/or invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights will expire worthless. Additionally, in certain circumstances, such as if third parties bring claims against us, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

As indicated above, we have until February 8, 2026 (or until May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026) to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from our IPO and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending November 30, 2025. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our share.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable target businesses for a business combination. Therefore, we do not consider that we face significant cybersecurity risk. Nevertheless, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations. These include, but are not limited to, internal reporting, monitoring and detection tools and anti-virus software. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

To date, we have not experienced any cybersecurity attacks. However, any such attack could adversely affect our business. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various potential cybersecurity matters, including areas of emerging risks, incidents and industry trends, and other areas of importance. We may in the future engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our existing cybersecurity processes.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 777 Third Avenue, 37th Floor, New York, New York 10017. The cost for this space is included in the $20,000 per-month fee Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, charges us for general and administrative services pursuant to a letter agreement between us and Crescendo Advisors II, LLC. We believe, based on rents and fees for similar services, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Ordinary Shares, warrants and units are listed on the NYSE American under the symbols “LEGT”, “LEGT WS” and” “LEGT U,” respectively.

Holders

As of November 30, 2024, there were 19 holders of record of our units, 23 holders of record of our Ordinary Shares and 1 holder of record of our Warrants.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 15, 2023, Eric Rosenfeld, the Company’s Chief SPAC Officer, acquired an aggregate of 5,031,250 ordinary shares in exchange for a total capital contribution of $25,000. Thereafter, he transferred certain shares to other holders. On November 30, 2023, the Company also issued to BTIG, LLC and its designees an aggregate of 87,500 ordinary shares for an aggregate purchase price of $500, or approximately $0.001 per share. All of such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 8, 2024, the Company consummated the IPO of 20,125,000 Units, including 2,625,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one Ordinary Share and one-half of one redeemable Warrant, with each Warrant entitling the holder to purchase one Ordinary Share for $11.50. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $201,250,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-275930). The Securities and Exchange Commission declared the registration statement effective on February 5, 2024.

Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 555,625 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,556,250. The Private Placement Units were purchased by the Company’s initial shareholders and the underwriters in the IPO. The Private Placement Units are identical to the units sold in the IPO. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of February 8, 2024, an aggregate of $201,250,000 has been deposited in the Trust Account established in connection with the IPO ($10.00 per unit sold in the IPO).

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the IPO and for expenses to be incurred by the Company.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We were incorporated as an exempted company in the Cayman Islands on November 6, 2023 with the objective to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the Private Placement Units, our capital shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in connection with closing our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through November 30, 2024 were organizational activities, those necessary to prepare for the IPO and searching for a target business for our initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2024 and 2023, we had a net income (loss) of $8,215,998 and ($17,632). For the year ended November 30, 2024, our net income consisted of interest income of $8,886,424 ($8,816,362 interest income from the trust account and $70,062 interest income from the operating account), offset by operating costs of $670,426. For the year ended November 30, 2023, our net loss consisted of operating costs of $17,632.

Liquidity and Capital Resources

As of November 30, 2024, the Company had $1,625,752 in cash and working capital of $1,852,705.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the initial shareholder exchange for issuance of founder shares, and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 under promissory notes. The note balances were settled shortly after the consummation of the IPO. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a business combination, the Company’s insiders or their affiliates may, but are not obligated to, provide the Company with loans. As of November 30, 2024, there were no amounts outstanding under any working capital loans.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

The Company has until February 8, 2026 (or until May 8, 2026 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these audited financial statements are issued. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this substantial doubt by completing a Business Combination by the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2024.

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

Related Party Transactions

Founder Shares

In November 2023, the Company issued an aggregate of 5,031,250 founder share for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The founder shares included an aggregate of up to 656,250 shares subject to forfeiture by the holders to the extent that the over-allotment in the IPO was not exercised in full or in part, so that the holders would collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the holders did not purchase any units in the IPO and excluding the representative founder shares and shares underlying the Private Placement Units. On February 6, 2024, the underwriters exercised the over-allotment option in full and accordingly none of the founder shares continue to be subject to forfeiture.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the IPO. For the year ended November 30, 2024, the Company incurred and paid the affiliate $215,172.

Note — Related Party

On November 15, 2023, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned $50,000 to the Company. The loan was evidenced by a promissory note. The note was non-interest bearing, unsecured and due at the earlier of (i) December 31, 2024, (ii) the closing of the IPO or (iii) the date on which the Company determined not to proceed with the IPO.

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,785 to cover additional expenses of the IPO. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the IPO or (iii) the determination by the Company not to proceed with the IPO.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the IPO. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2024, (ii) the closing of the IPO or (iii) the determination by the Company not to proceed with the IPO.

The note balance of $146,785 under these promissory notes had been settled shortly after the IPO, and borrowings under the notes are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each working capital loan would be evidenced by a promissory note. The working capital loans would either be paid upon consummation of a business combination, without interest or up to $1,500,000 may be converted into units identical to the Private Placement Units. In the event that a business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2024, no working capital loans were outstanding.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (the 20,125,000 Public Shares, including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares, sold in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended November 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gregory Monahan	51	Chief Executive Officer and Director
Eric S. Rosenfeld	67	Chief SPAC Officer
Adam Jaffe	34	Chief Financial Officer, Secretary and Director
Brian Pratt	72	Director and Non-Executive Chairman of the Board
David D. Sgro	48	Director and Non-Executive Vice Chairman of the Board
Adam J. Semler	57	Director
John Ing	75	Director

Gregory Monahan has served as our Chief Executive Officer and a member of our board of directors since our inception. He served as Chief Executive Officer and a member of the board of directors of Legato II from November 2021 until its business combination with Southland in February 2023, and has continued to serve as a member of the board of directors of Southland since such time. Mr. Monahan has served as a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since 2005 and as the Senior Portfolio Manager of Jamarant Capital, L.P. a private investment partnership, since January 2016. Mr. Monahan previously co-founded Bind Network Solutions, a consulting firm formed in 1998 and focused on network infrastructure and security. Mr. Monahan served on the board of directors of Absolute Software Corp, a provider of security and management for computer and ultra-portable devices, from December 2012 to July 2023. He also served as a director of Primo Water Corporation, a leading pure-play water solutions provider in North America, Europe and Israel, from June 2008 to May 2023. From June 2016 to May 2019, he was a director of BSM Technologies, a commercial fleet telematics provider. Mr. Monahan also served as a director of COM DEV International, a designer and manufacturer of space hardware from April 2013 to April 2016; ENTREC Corporation, a crane and heavy haul transportation company from May 2015 to May 2016; SAExploration Holdings, a geophysical services company offering seismic data acquisition services to the oil and gas industry from June 2013 to July 2016; O’Charley’s Inc., a multi-concept restaurant company from March 2008 to April 2012; and Bridgewater Systems, a telecommunications software provider from May 2009 to August 2011.

We believe Mr. Monahan is well-qualified to serve as a member of our board due to his experience and relationships and contacts.

Eric S. Rosenfeld has served as our chief SPAC officer since our inception and will provide key services in connection with locating and consummating an initial business combination. Since August 2017, he has served as chief executive officer of Allegro and served as chairman of the board from August 2017 until April 2018. He served as the chief SPAC officer of Legato II from its inception in July 2021 until it completed its business combination with Southland in February 2023. He served as the chief SPAC officer of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021, and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. From November 2018 until February 2023, Mr. Rosenfeld served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018.

Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services. From December 2012 until December 2019, Mr. Rosenfeld served as a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices. From June 2008 until May 2023, Mr. Rosenfeld served as a board member and lead independent director of Primo Water Corp (formerly Cott Corporation), a NYSE-listed beverage company.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and Tulane Law School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC

Adam H. Jaffe has served as our chief financial officer and secretary since our inception and as a member of our board of directors since January 2024. Mr. Jaffe has served as Chief Financial Officer of Allegro since April 2018. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer of Legato II from its inception in July 2021 until it completed its business combination with Southland in February 2023. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. From June 2021 to November 2022, Mr. Jaffe served on the board of BZAM (formerly The Green Organic Dutchman), a CSE-listed Canadian Cannabis company. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

Brian Pratt has served as a member of our board of directors and non-executive chairman of the board since November 2023. He served as the non-executive chairman of the board of Legato II from November 2021 until it completed its business combination with Southland in February 2023 and has continued to serve as a member of the board of directors of Southland since such time. Mr. Pratt served as non-executive chairman of the board of Legato I from August 2020 until its merger with Algoma in October 2021 and served as a member of the board of directors of Algoma from October 2021 until March 2023. Mr. Pratt served as Chairman of Primoris Services Corp from July 2008 until May 2019 and as a Director from July 2008 to February 2020. He served as Primoris’ President and Chief Executive Officer from July 2008 to October 25, 2015. Mr. Pratt has been managing his personal investments since leaving Primoris. From 1983 through July 2008, he served as the President, Chief Executive Officer and Chairman of the Board of Primoris’ predecessor entity, ARB, Inc. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry.

We believe Mr. Pratt is well-qualified to serve as a member of our board due to his experience and relationships and contacts.

David D. Sgro has served as a member of our board of directors since our inception and non-executive vice chairman of the board since November 2023. He has served as chief operating officer of Allegro Merger Corp. since August 2017 and its chairman of the board since April 2018 and served as its Chief Financial Officer from November 2017 until April 2018. He served as a member of the board of directors of Legato II from inception until its business combination with Southland in February 2023 and served as its Chief Executive Officer from its inception to November 2021. He served as the chief executive officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s chief operating officer and secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s chief financial officer, secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s chief financial officer, secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro also served as a Senior Managing Director of Crescendo Partners, L.P. from December 2014 to December 2021, and held numerous other positions with Crescendo Partners during that time period. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as chairman of the board of Hill International Inc. from August 2016 to December 2022 when it was acquired by Global Infrastructure Solutions Inc. for $3.40 per share. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate.

In 2001, Mr. Sgro became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at Columbia Business School and an adjunct faculty member of The College of New Jersey.

We believe Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience and operational experience.

Adam J. Semler has served as a member of our board of directors since November 2023. He has served as a member of the board of directors of Allegro since April 2018. He served as a member of the board of directors of Legato II from November 2021 until it completed its business combination with Southland in February 2023. Mr. Semler served as a member of Legato I’s board of directors from August 2020 until its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony’s board of directors from July 2014 until its merger with NextDecade. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A.

We believe Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with prior blank check companies.

John Ing has served as a member of our board of directors since November 2023. Mr. Ing has served as the President and Chief Executive Officer of Maison Placements Canada, an independent, Toronto-based IIROC investment dealer providing a comprehensive array of financial services to institutional investors and small to midsize corporate clients, since 1985. Mr. Ing served as a member of the board of directors of Legato II from November 2021 until it completed its business combination with Southland in February 2023. Mr. Ing served as a member of Legato I’s board of directors from November 2020 until its merger with Algoma in October 2021. Throughout his four decade career, Mr. Ing has been an advocate of gold investment and authored numerous articles on the subject, appearing regularly in the media and giving speeches around the world. He is a recipient the Robert Elvers Mineral Economics Award, awarded in 2014 by the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Ing started his career with Jones Heward & Company in Montreal in 1969. He then joined Mead Company in 1972 and moved to Pitfield Mackay Ross in 1980 which was acquired by Dominion Securities in Toronto. Mr. Ing has served on numerous industry committees and on the Toronto Stock exchange Stock List Committee as its Chairman from 1993 to 2007. He is a member of the CFA Society Toronto, the Toronto Mineral Analyst Group, the Canadian Institute of Mining and metallurgy, Phi Kappa Pi and the Cambridge Club. Mr. Ing is a director of Aequitas Innovations Inc, parent of the NEO Stock Exchange.

We believe Mr. Ing is well-qualified to serve as a member of our board due to his significant leadership and management experience.

Number and terms of office of officers and directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of John Ing and Adam Jaffe, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Adam Semler and Gregory Monahan, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of David Sgro and Brian Pratt, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Brian Pratt, David Sgro, Adam Semler and John Ing are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective February 8, 2024, we formed an audit committee. Adam Semler, John Ing and David Sgro serve as members of our audit committee. Under NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NYSE American listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that each of Adam Semler and David Sgro qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective February 8, 2024, we established a compensation committee of the board of directors. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. David Sgro, Brian Pratt and John Ing serve as members of our compensation committee. Each such person meets the independent director standard under NYSE American listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of John Ing, Adam Semler and David Sgro, each of whom is an independent director under NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

Effective February 8, 2024, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, and consultants. The policy generally prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Through the consummation of a business combination or our liquidation of the trust account, we will pay Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, $20,000 per month for providing us with office space and certain office, administrative services and personnel. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

We may pay consulting, success or finder fees to our officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination to be paid upon closing of our initial business combinations. We may pay such fees in the event our initial shareholders, officers or directors provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such fees we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

Other than the $20,000 per month administrative fee, the payment of consulting, success or finder fees to our officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the approximate $147,000 loans made by our executive officers to us, no compensation or fees of any kind will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. To the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the general meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the units offered in the IPO or the Private Placement Units as these Warrants are not convertible within 60 days of the date hereof.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Approximate percentage of outstanding Ordinary Shares
Eric S. Rosenfeld	1,854,275	7.2%
Eric S Rosenfeld 2017 Trust No. 1	357,394	1.4%
Gregory Monahan	840,044	3.3%
David D. Sgro	25,000	* %
Adam Jaffe(2)(3)	631,569	2.4%
Adam Semler(4)	30,000	* %
Brian Pratt	1,200,000	4.7%
John Ing(5)	150,000	* %
All officers and directors as a group (seven individuals)	4,356,475	16.9%
Karpus Investment Management(6)	3,379,991	13.1%
First Trust Capital Management L.P.(7)	1,927,713	7.5%
Wealthspring Capital LLC(8)	1,671,295	6.5%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Legato Merger Corp. III, 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)

Includes shares held by trusts established for Mr. Rosenfeld’s children, including the Eric S Rosenfeld 2017 Trust No. 1. Mr. Jaffe is the trustee of these trusts and has sole voting and dispositive power over the shares held by such trusts.

(3)	Includes 200,000 shares held by Mr. Jaffe’s Roth IRA.
(4)	Represents shares held by Triple J Holdings II, LLC, an affiliate of Mr. Semler.
(5)	Represents shares held by The Mont Blanc Investment Corporation, an affiliate of Mr. Ing.
(6)	Represents shares held by Karpus Management, Inc., d/b/a Karpus Investment Management. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534. The information is derived from a Schedule 13G/A filed on November 13, 2024.
(7)

Represents shares held by First Trust Capital Management LP (“FTCM”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and First Trust Merger Arbitrage Fund (ii) and Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Company’s Ordinary Shares held in the Client Accounts. First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Ordinary Shares of the Company for their own accounts. The business address of the foregoing entities is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The information is derived from a Schedule 13G filed on November 14, 2024.

(8)	Represents shares held by Wealthspring Capital LLC. Matthew Simpson is a manager of Wealthspring. The business address of Wealthspring and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604. The information is derived from a Schedule 13G filed on November 14, 2024.

Our initial shareholders have agreed, subject to applicable securities laws, (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to redeem any founder shares or shares included in the Private Placement Units in connection with a shareholder vote to approve a proposed initial business combination and (C) to waive liquidation rights with respect to their founder shares and shares included in the Private Placement Units.

Our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Private Placement Units

Following the consummation of the IPO, the founder shares were placed into an escrow account maintained by Equiniti Trust Company acting as escrow agent. The founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property, except (a) to our initial shareholders, officers, directors, any affiliates or family members of any of our initial shareholders, officers or directors or any members of our initial shareholders, or any affiliate of our initial shareholders; (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made at or prior to the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) by virtue of the laws of the Cayman Islands; or (g) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements unless we otherwise consent to a transfer without a continuation of such restrictions.

The holders of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described herein) until the completion of our initial business combination.

Registration Rights

The holders of the founder shares, Private Placement Units, any units issued upon conversion of working capital loans (if any) and their underlying securities are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of November 30, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 15, 2023, Eric Rosenfeld, the Company’s Chief SPAC Officer, loaned $50,000 to the Company. The loan was evidenced by a promissory note. The note was non-interest bearing, unsecured and due at the earlier of (i) December 31, 2024, (ii) the closing of the IPO or (iii) the date on which the Company determined not to proceed with the IPO.

On December 13, 2023, Mr. Rosenfeld loaned to the Company an aggregate of $46,784.59 to cover additional expenses of the IPO. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the IPO or the determination by the Company not to proceed with the IPO.

On January 5, 2024, Mr. Rosenfeld loaned to the Company $50,000 to cover additional expenses of the IPO. The loan was evidenced by a promissory note. The loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2024, the closing of the IPO or the determination by the Company not to proceed with the IPO.

In November 2023, the Company issued an aggregate of 5,031,250 founder shares for an aggregate purchase price of $25,000, to cover legal expenses of the Company. The founder shares included an aggregate of up to 656,250 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part. On February 6, 2024, the underwriters exercised their over-allotment option in full, releasing the 656,250 shares from forfeiture.

Our initial shareholders and underwriters purchased an aggregate of 555,625 Private Placement Units in the Private Placement that was consummated concurrently with the IPO, for a purchase price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,556,250. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of the founder shares, Private Placement Units, any units issued upon conversion of working capital loans (if any) and their underlying securities are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Crescendo Advisors II, LLC, an entity controlled by Mr. Rosenfeld, has agreed that, through the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and personnel, as we may require from time to time. We have agreed to pay $20,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

We may pay consulting, success or finder fees to our officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination to be paid upon closing of our initial business combinations. We may pay such fees in the event our initial shareholders, officers or directors provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such fees we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Except as set forth herein, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our IPO, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our Ordinary Shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Director Independence

Currently, Brian Pratt, David Sgro, Adam Semler and John Ing would each be considered an “independent director” under the NYSE American listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

During the fiscal years ended November 30, 2024 and for the period from November 6, 2023 (inception) through November 30, 2023, audit fees paid to WithumSmith+Brown, PC were $94,640 and $56,680, respectively.

Audit-Related Fees

During the fiscal years Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from November 6, 2023 (inception) through November 30, 2023 or for the year ended November 30, 2024, we did not pay any audit-related fees.

Tax Fees

During the fiscal years ended November 30, 2024 and for the period from November 6, 2023 (inception) through November 30, 2023, fees for tax services paid to WithumSmith+Brown, PC were $4,160, and $0 respectively.

Pre-Approval Policy

Our audit committee was formed in connection with the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Equiniti Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.***

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Equiniti Trust Company and the Registrant.*

10.3	Registration Rights Agreement.*

10.4	Form of Subscription agreement for private units by initial stockholders.**

10.5	Form of Subscription agreement for private units by the underwriters.**

10.6	Form of Indemnification Agreement.*

10.7	Administrative Services Agreement.*

10.8	Promissory Note.**

14	Code of Ethics.**

19.1	Insider Trading Policy***

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Principal Executive Officer and Principal Financial officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

97	Clawback Policy***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-275930).
***	Filed Herewith.
****	Furnished Herewith

ITEM 16. FORM 10-K SUMMARY

None.

LEGATO MERGER CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Legato Merger Corp III:

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Legato Merger Corp III (the “Company”) as of November 30, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended November 30, 2024 and for the period from November 6, 2023 (inception) through November 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 8, 2026 (or until May 8, 2026 if the Company’s has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ WithumSmith+Brown, PC

New York, New York
February 19, 2025

PCAOB Number 100

LEGATO MERGER CORP. III

BALANCE SHEETS

	November 30, 2024	November 30, 2023
ASSETS

Current assets:
Cash and cash equivalents	$1,625,752	$-
Prepaid expenses	226,953	19,868
Deferred offering costs	-	3,738
Total current assets	1,852,705	23,606
Investments held in Trust Account	210,061,362	-
Total assets	$211,914,067	$23,606

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$-	$3,238
Notes payable to shareholder	-	12,500
Total current liabilities	-	15,738
Deferred underwriting commissions	7,043,750	-
Total liabilities	7,043,750	15,738

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 and 0 shares at redemption value at $10.44 and $0 per share as of November 30, 2024 and November 30, 2023, respectively	209,966,362	-

Shareholders’ (deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of November 30, 2024 and November 30, 2023	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non- redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) and 5,118,750 shares issued and outstanding as of November 30, 2024 and November 30, 2023, respectively(1)	568	512
Additional paid-in capital	-	24,988
Accumulated deficit	(5,096,613)	(17,632)
Total shareholders’ (deficit)	(5,096,045)	7,868
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity	$211,914,067	$23,606

(1)	Total shares outstanding of ordinary shares, include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III
STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2024	For the Period from November 6, 2023 (inception) through November 30, 2023
Formation costs	$-	$17,632
General and administrative costs	670,426	-
Loss from operations	(670,426)	(17,632)

Other income:
Income from Investments held in Trust Account	8,816,362	-
Investment income on Cash Accounts	70,062	-

Net income (loss)	$8,215,998	$(17,632)

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares	20,680,625	-
Basic and diluted net income per share, Public Shares	$0.32	$-
Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares(1)	5,118,750	5,118,750
Basic and diluted net income per share, Founder Shares	$0.32	$(0.01)

(1)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III

STATEMENTS OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended November 30, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion to possible redemption value	-	-	(6,889,307)	(13,294,979)	(20,184,286)

Net income	-	-	-	8,215,998	8,215,998

Balance at November 30, 2024	5,674,375	$568	$-	$(5,096,613)	$(5,096,045)

For the Period from November 6, 2023 (inception) through November 30, 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 6, 2023 (inception)	-	$-	$-	$-	$-

Ordinary shares issued to initial shareholders	5,031,250	503	24,497	-	25,000

Issuance of Representative Founder Shares	87,500	9	491	-	500

Net loss	-	-	-	(17,632)	(17,632)

Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2024	For the Period from November 6, 2023 (inception) through November 30, 2023
Cash flows from operating activities
Net income (loss)	$8,215,998	$(17,632)
Adjustments to reconcile net income to net cash used in operating activities:
Income from Investments held in Trust Account	(8,816,362)	-
Changes in operating assets and liabilities:
Prepaid expense	(207,085)	17,632
Accounts payable	(37,044)	-
Net cash used in operating activities	$(844,493)	$-

Cash flows from investing activities
Cash withdrawn from trust account	5,000	-
Cash deposited into trust account	(201,250,000)	-
Net cash used in investing activities	$(201,245,000)	$-

Cash flows from financing activities
Proceeds from promissory note – related party	146,785	-
Repayment from promissory note – related party	(146,785)	-
Issuance of Ordinary Shares to Initial Shareholders’	25,000	-
Issuance of representative shares	500	-
Proceeds from private placement units	5,556,250	-
Sale of units in initial public offering	201,250,000	-
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	(3,116,506)	-
Net cash provided by financing activities	$203,715,244	$-

Net change in cash	1,625,752	-
Cash at beginning of period	-	-
Cash at end of period	$1,625,752	$-

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$7,043,750	$-
Accretion of carrying value to redemption value	$20,184,286	$-
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000	$-
Formation costs paid by insider for the the issuance of Founder Shares	-	$25,000
Issuance of Representative Founder Shares (Note 7)	-	$500
Deferred offering costs included in accrued offering costs	-	$3,238
Notes payable-related party paid for legal expenses	-	$12,500

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

At November 30, 2024, the Company had not yet commenced any operations. All activity through November 30, 2024 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of November 30, 2024, cash of $1,625,752 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of November 30, 2024, the Company had $1,625,752 in cash and working capital of $1,852,705.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of November 30, 2024 and 2023, there were no amounts outstanding under any Working Capital Loan.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2026 (or until May 8, 2026 if the Company’s has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company did not have any cash equivalents as of November 30, 2024 and 2023.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust and cash accounts in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of November 30, 2024, the ordinary shares reflected on the balance sheets are reconciled in the following table:

As of November 30, 2024
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	11,932,673
Ordinary shares subject to possible redemption, February 29, 2024	$201,714,749
Plus:
Accretion of carrying value to redemption value	2,848,581
Ordinary shares subject to possible redemption, May 31, 2024	$204,563,330
Accretion of carrying value to redemption value	2,842,357
Ordinary shares subject to possible redemption, August 31, 2024	$207,405,687
Accretion of carrying value to redemption value	2,560,675
Ordinary shares subject to possible redemption, November 30, 2024	$209,966,362

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Year Ended November 30, 2024		For the Year Ended November 30, 2023
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$6,585,895	$1,630,103	$-	$(17,632)
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	-	2,789,063
Basic and diluted net income per ordinary share	$0.32	$0.32	$-	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the years ended November 30, 2024 and 2023, the Company incurred and paid the affiliate $215,172 and $0, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2024 and 2023, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2024 and 2023, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of November 30, 2024 and 2023, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding.

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

Warrants

As of November 30, 2024, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2024 and 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

November 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$210,061,362	$-	$-

November 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$-	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the years ended November 30, 2024 and 2023.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2025.

LEGATO MERGER CORP. III

By:	/s/ Gregory Monahan
Gregory Monahan
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory Monahan	Chief Executive Officer	February 19, 2025
Gregory Monahan	(Principal Executive Officer) and Director

/s/ Adam Jaffe	Chief Financial Officer	February 19, 2025
Adam Jaffe	(Principal Financial and Accounting Officer, Secretary and Director

/s/ Brian Pratt	Chairman of the Board	February 19, 2025
Brian Pratt

/s/ David D. Sgro	Vice Chairman of the Board	February 19, 2025
David D. Sgro

/s/ Adam Semler	Director	February 19, 2025
Adam Semler

/s/ John Ing	Director	February 19, 2025
John Ing