Form 10-Q
period 2025-08-31
Legato Merger Corp. III
filed 2025-10-07
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

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

As of October 7, 2025, there were 25,799,375 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. III

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

LEGATO MERGER CORP. III

CONDENSED BALANCE SHEETS

	August 31, 2025	November 30, 2024
	(unaudited)
ASSETS

Current assets:
Cash	$1,078,756	$1,625,752
Prepaid expenses	81,055	226,953
Total current assets	1,159,811	1,852,705
Investments held in Trust Account	216,806,288	210,061,362
Total assets	$217,966,099	$211,914,067

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT

Deferred underwriting commissions	$7,043,750	$7,043,750
Total liabilities	7,043,750	7,043,750

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 shares at redemption value at $10.77 and $10.44 per share as of August 31, 2025 and November 30, 2024, respectively	216,711,289	209,966,362

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of August 31, 2025 and November 30, 2024	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 founders shares (excluding 20,125,000 shares subject to possible redemption) issued and outstanding as of August 31, 2025 and November 30, 2024(1)	568	568
Additional paid-in capital	-	-
Accumulated deficit	(5,789,508)	(5,096,613)
Total shareholders’ deficit	(5,788,940)	(5,096,045)
Total Liabilities, Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$217,966,099	$211,914,067

(1)	Total shares outstanding of ordinary shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended August 31, 2025	For the Three Months Ended August 31, 2024	For the Nine Months Ended August 31, 2025	For the Nine Months Ended August 31, 2024
General and administrative costs	$269,064	$284,948	$744,740	$506,106
Loss from operations	(269,064)	(284,948)	(744,740)	(506,106)

Other income:
Income from Investments held in Trust Account	2,260,109	2,842,357	6,744,927	6,255,687
Interest income on cash accounts	8,340	16,083	51,845	36,247

Net income	$1,999,385	$2,573,492	$6,052,032	$5,785,828

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares(1)	20,680,625	20,680,625	20,680,625	20,680,625
Basic and diluted net income per share, Public Shares	$0.08	$0.10	$0.23	$0.22
Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares(1)	5,118,750	5,118,750	5,118,750	5,118,750
Basic and diluted net income per share, Founder Shares	$0.08	$0.10	$0.23	$0.22

(1)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III

CONDENSED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

For the Three and Nine Months Ended August 31, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2024	5,674,375	$568	$-	$(5,096,613)	$(5,096,045)

Ordinary shares - accretion redemption value	-	-	-	(2,239,938)	(2,239,938)

Net income	-	-	-	1,942,553	1,942,553

Balance at February 28, 2025 (unaudited)	5,674,375	568	-	(5,393,998)	(5,393,430)

Ordinary shares - accretion redemption value	-	-	-	(2,244,880)	(2,244,880)

Net income	-	-	-	2,110,094	2,110,094

Balance at May 31, 2025 (unaudited)	5,674,375	568	-	(5,528,784)	(5,528,216)

Ordinary shares - accretion redemption value	-	-	-	(2,260,109)	(2,260,109)

Net income	-	-	-	1,999,385	1,999,385

Balance at August 31, 2025 (unaudited)	5,674,375	$568	$-	$(5,789,508)	$(5,788,940)

For the Three and Nine Months Ended August 31, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion to possible redemption value	-	-	(6,889,307)	(5,043,366)	(11,932,673)

Net income	-	-	-	530,107	530,107

Balance at February 29, 2024 (unaudited)	5,674,375	568	-	(4,530,891)	(4,530,323)

Ordinary shares - accretion to possible redemption value	-	-	-	(2,848,581)	(2,848,581)

Net income	-	-	-	2,682,228	2,682,228

Balance at May 31, 2024 (unaudited)	5,674,375	568	-	(4,697,244)	(4,696,676)

Ordinary shares - accretion to possible redemption value	-	-	-	(2,842,357)	(2,842,357)

Net income	-	-	-	2,573,492	2,573,492

Balance at August 31, 2024 (unaudited)	5,674,375	$568	$-	$(4,966,109)	$(4,965,541)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended August 31, 2025	For the Nine Months Ended August 31, 2024
Cash flows from operating activities
Net income	$6,052,032	$5,785,828
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(6,744,927)	(6,255,687)
Changes in operating assets and liabilities:
Prepaid expenses	145,899	(257,205)
Net cash used in operating activities	(546,996)	(727,064)

Cash flows from investing activities
Cash deposited into trust account	-	(201,250,000)
Net cash used in investing activities	-	(201,250,000)

Cash flows from financing activities
Note payable – related party	-	146,785
Payment of offering Costs	-	(121,785)
Issuance of representative shares	-	500
Proceeds from private placement units	-	5,556,250
Sale of units in initial public offering	-	201,250,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	-	(3,116,506)
Net cash provided by financing activities	-	203,715,244

Net change in cash	(546,996)	1,738,180
Cash at beginning of period	1,625,752	-
Cash at end of period	1,078,756	1,738,180

Supplemental disclosure of cash flow information:
Deferred underwriting commissions	$-	$7,043,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

At August 31, 2025, the Company had not yet commenced any operations. All activity through August 31, 2025 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of August 31, 2025, cash of $1,078,756 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of August 31, 2025, the Company had $1,078,756 in cash and working capital of $1,159,811.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of August 31, 2025 and November 30, 2024, there were no amounts outstanding under any Working Capital Loan.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 205-40, “Presentation of Financial Statements- Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2026 (or until May 8, 2026 if the Company’s has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2024, as filed with the SEC on February 19, 2025. Operating results for the three and nine months ended August 31, 2025, are not necessarily indicative of the results that may be expected for the year ending November 30, 2025, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company did not have any cash equivalents as of August 31, 2025 and November 30, 2024.

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

As of August 31, 2025 and November 30, 2024, the ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

As of August 31, 2025
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	11,932,673
Ordinary shares subject to possible redemption, February 29, 2024	201,714,749
Plus:
Accretion of carrying value to redemption value	2,848,581
Ordinary shares subject to possible redemption, May 31, 2024	204,563,330
Plus:
Accretion of carrying value to redemption value	2,842,357
Ordinary shares subject to possible redemption, August 31, 2024	207,405,687
Plus:
Accretion of carrying value to redemption value	2,560,675
Ordinary shares subject to possible redemption, November 30, 2024	209,966,362
Plus:
Accretion of carrying value to redemption value	2,239,938
Ordinary shares subject to possible redemption, February 28, 2025	212,206,300
Plus:
Accretion of carrying value to redemption value	2,244,880
Ordinary shares subject to possible redemption, May 31, 2025	214,451,180
Plus:
Accretion of carrying value to redemption value	2,260,109
Ordinary shares subject to possible redemption, August 31, 2025	$216,711,289

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit equity, as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2025 and November 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following tables reflects the calculation of basic and diluted net income per ordinary share (in dollars):

For the Three and Nine Months Ended August 31, 2025

	For the Three Months Ended August 31, 2025		For the Nine Months Ended August 31, 2025
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$1,602,695	$396,690	$4,851,273	$1,200,759
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.23	$0.23

For the Three and Nine Months Ended August 31, 2024

	For the Three Months Ended August 31, 2024		For the Nine Months Ended August 31, 2024
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$2,062,896	$510,596	$4,637,885	$1,147,943
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.22	$0.22

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the instruments are outstanding. Upon further review of the warrant agreement, management concluded that the warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended August 31, 2025, the Company incurred and paid the affiliate $60,000 and $180,000, respectively. For the three and nine months ended August 31, 2024, the Company incurred and paid the affiliate $60,000 and $135,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2025 and November 30, 2024, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2025 and November 30, 2024, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of August 31, 2025 and November 30, 2024, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding, and subject to possible redemption.

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

Representative Founder Shares

The Company has issued to the designees of BTIG 87,500 ordinary shares (the “Representative Founder Shares”) for a nominal consideration. The Company accounted for the Representative Founder Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ deficit. The Company estimated the fair value of Representative Founder Shares to be $500 based upon the price of the Founder Shares issued to the holders of such shares. The holders of the Representative Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Warrants

As of August 31, 2025 and November 30, 2024, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2025 and November 30, 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

August 31, 2025

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$216,806,288	$-	$-

November 30, 2024

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$210,061,362	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended August 31, 2025 and for the year ended November 30, 2024.

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

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

August 31, 2025
Cash	$1,078,756
Investments held in Trust Account	$216,806,288

Nine Months Ended August 31, 2025
General and administrative costs	$744,740
Income from investments held in Trust Account and interest income on cash accounts	$6,796,772

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through August 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended August 31, 2025, we had a net income of $1,999,385 and $6,052,032, which consisted of interest income of $2,268,449 and $6,796,772 (for the three months ended August 31, 2025 $2,260,109 interest income from the trust account and $8,340 interest income from the operating account and for the nine months ended August 31, 2025, $6,744,927 interest income from the trust account and $51,845 interest income from the operating account), offset by operating expenses of $269,064 and $744,740, respectively.

For the three and nine months ended August 31, 2024, we had a net income of $2,573,492 and $5,785,828, which consisted of interest income of $2,858,440, (for the three months ended August 31, 2024 $2,842,357 interest income from the trust account and $16,083 interest income from the operating account) and for the nine months ended August 31, 2024 $6,291,934, ($6,255,687 interest income from the trust account and $36,247 interest income from the operating account), offset by operating costs of $284,948 and $506,106, respectively.

Liquidity and Capital Resources

As of August 31, 2025, the Company had $1,078,756 in cash and working capital of $1,159,811.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of August 31, 2025 and November 30, 2024, there were no amounts outstanding under any Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2025.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended August 31, 2025, the Company incurred and paid the affiliate $60,000 and $180,000, respectively. For the three and nine months ended August 31, 2024, the Company incurred and paid the affiliate $60,000 and $135,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2025 and November 30, 2024, no Working Capital Loans were outstanding.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (the 20,125,000 Public Shares, including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares, sold in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of August 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of August 31, 2025, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. In addition, as of August 31, 2025, cash of $1,078,756 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended August 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

LEGATO MERGER CORP. III

Date: October 7, 2025	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2025	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)