Form 10-K
period 2025-11-30
Legato Merger Corp. III
filed 2026-02-10
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2025

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, as of May 31, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was $213,727,500 (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on May 31, 2025 ($10.62)).

As of February 10, 2026, 25,799,375 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

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

On November 12, 2025, the Company, Einride AB, a limited liability company formed under the laws of Sweden (“Einride”), and Einride Cayman Sub Limited, a Cayman Islands exempted company and a direct, wholly-owned subsidiary of Einride (“Merger Sub”), entered into a Business Combination Agreement (“BCA”). Pursuant to the BCA, the Compa ny will merge with and into Merger Sub, with Merger Sub surviving the merger (“Merger”). As a result of the Merger, Merger Sub will continue as a direct, wholly-owned subsidiary of Einride, with the shareholders of Legato becoming shareholders of Einride. The Merger and the other transactions contemplated by the BCA (the “Transactions”) are expected to be consummated in the first quarter of 2026, following receipt of the required approval by Legato’s and Einride’s shareholders and the fulfilment of certain other conditions set forth in the BCA (the “Closing”). For additional information regarding Einride, the BCA and the Transactions, see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2025.

Other than as specifically discussed herein, the rest of this Annual Report assumes that we will not consummate the Transactions with Einride and will seek to consummate a business combination with another target business.

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

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association currently provides that we will have only until May 8, 2026 to consummate our initial business combination. If we have not completed an initial business combination by such date and shareholders have not otherwise amended our charter to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable and up to $100,000 of interest income that may be released to us for liquidation expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Additionally, our warrants would expire worthless if we liquidate the trust account.

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

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 27 months from the date of the IPO before receiving distributions from the trust account.

We have until May 8, 2026 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by June 8, 2026 may give potential target businesses leverage over us in negotiating a business combination.

We have until May 8, 2026 to complete a business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

If the net proceeds of our IPO not being held in trust are insufficient to allow us to operate until at least June 8, 2026, we may be unable to complete a business combination.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. If we cannot complete our initial business combination by May 8, 2026 because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Our amended and restated memorandum and articles of association provides that we will continue in existence only until May 8, 2026. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable (less up to $100,000 for our liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in each case) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more).

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

We have been advised by our Cayman Islands legal counsel that it is uncertain whether the courts of the Cayman Islands will allow shareholders of our company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands exempted company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, was not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

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

As indicated above, we have until May 8, 2026 to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from our IPO and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our warrants would expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with this Annual Report. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our share.

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

Holders

As of November 30, 2025, there were 19 holders of record of our units, 23 holders of record of our Ordinary Shares and 1 holder of record of our Warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through November 30, 2025 were organizational activities, those necessary to prepare for the IPO and searching for a target business for our initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2025 and 2024, we had a net income of 7,897,897 and $8,215,998. For the year ended November 30, 2025, our net income consisted of interest income of $8,936,655 ($8,878,342 interest income from the trust account and $58,313 interest income from the operating account), offset by operating costs of $1,038,758. For the year ended November 30, 2024, our net income consisted of interest income of $8,886,424 ($8,816,362 interest income from the trust account and $70,062 interest income from the operating account), offset by operating costs of $670,426.

Liquidity and Capital Resources

As of November 30, 2025, the Company had $839,838 in cash and working capital of $872,260.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a business combination, the Company’s insiders or their affiliates may, but are not obligated to, provide the Company with loans. As of November 30, 2025, there were no amounts outstanding under any working capital loans.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

The Company has until May 8, 2026 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these audited financial statements are issued. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this substantial doubt by completing a Business Combination by the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2025.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a business combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the IPO. For the year ended November 30, 2025 and 2024, the Company incurred and paid the affiliate $240,000 and $215,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each working capital loan would be evidenced by a promissory note. The working capital loans would either be paid upon consummation of a business combination, without interest or up to $1,500,000 may be converted into units identical to the Private Placement Units. In the event that a business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2025, no working capital loans were outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended November 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gregory Monahan	52	Chief Executive Officer and Director
Eric S. Rosenfeld	68	Chief SPAC Officer
Adam Jaffe	35	Chief Financial Officer, Secretary and Director
Brian Pratt	72	Director and Non-Executive Chairman of the Board
David D. Sgro	48	Director and Non-Executive Vice Chairman of the Board
Adam J. Semler	57	Director
John Ing	75	Director

Gregory Monahan has served as our Chief Executive Officer and a member of our board of directors since our inception. He served as Chief Executive Officer and a member of the board of directors of Legato Merger Corp. II (“Legato II”) from November 2021 until its business combination with Southland Holdings LLC (“Southland”) in February 2023, and has continued to serve as a member of the board of directors of Southland since such time. Mr. Monahan has served as a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since 2005 and as the Senior Portfolio Manager of Jamarant Capital, L.P. a private investment partnership, since January 2016. Mr. Monahan previously co-founded Bind Network Solutions, a consulting firm formed in 1998 and focused on network infrastructure and security. Mr. Monahan served on the board of directors of Absolute Software Corp, a provider of security and management for computer and ultra-portable devices, from December 2012 to July 2023. He also served as a director of Primo Water Corporation, a leading pure-play water solutions provider in North America, Europe and Israel, from June 2008 to May 2023. From June 2016 to May 2019, he was a director of BSM Technologies, a commercial fleet telematics provider. Mr. Monahan also served as a director of COM DEV International, a designer and manufacturer of space hardware from April 2013 to April 2016; ENTREC Corporation, a crane and heavy haul transportation company from May 2015 to May 2016; SAExploration Holdings, a geophysical services company offering seismic data acquisition services to the oil and gas industry from June 2013 to July 2016; O’Charley’s Inc., a multi-concept restaurant company from March 2008 to April 2012; and Bridgewater Systems, a telecommunications software provider from May 2009 to August 2011. Legato III believes Mr. Monahan is well-qualified to serve as a member of its board due to his experience and relationships and contacts.

Eric S. Rosenfeld has served as our chief SPAC officer since our inception and will provide key services in connection with locating and consummating an initial business combination. Since August 2017, he has served as chief executive officer of Allegro Merger Corp. (“Allegro”) and served as chairman of the board from August 2017 until April 2018. He served as the chief SPAC officer of Legato II from its inception in July 2021 until it completed its business combination with Southland in February 2023. He served as the chief SPAC officer of Legato Merger Corp. (“Legato I”) from its inception in June 2020 until it completed its business combination with Algoma Steel (“Algoma”) in October 2021, and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and chief executive officer of Harmony Merger Corp. (“Harmony”) and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as chairman of the board and chief executive officer of Quartet Merger Corp. (“Quartet”) from its inception in April 2013 until its merger with Pangea Logistics (“Pangea”) in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio Merger Corp. from its inception in June 2011 until its merger with SAExploration (“SAE”) in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody Merger Corp. and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio Merger Corp.

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

Mr. Rosenfeld is an adjunct professor at Columbia Business School and Tulane Law School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has been a guest lecturer at Brown University and Tulane Law School. He has also been a guest host on CNBC.

Adam H. Jaffe has served as our chief financial officer and secretary since our inception and as a member of our board of directors since January 2024. Mr. Jaffe has served as Chief Financial Officer of Allegro since April 2018. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the chief financial officer of Legato II from its inception in July 2021 until it completed its business combination with Southland in February 2023. He served as the chief financial officer and secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. From June 2021 to November 2022, Mr. Jaffe served on the board of BZAM (formerly The Green Organic Dutchman), a CSE-listed Canadian Cannabis company. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United States and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

Brian Pratt has served as a member of our board of directors and non-executive chairman of the board since November 2023. He served as the non-executive chairman of the board of Legato II from November 2021 until it completed its business combination with Southland in February 2023 and served as a member of the board of directors of Southland until May 2024. Mr. Pratt served as non-executive chairman of the board of Legato I from August 2020 until its merger with Algoma in October 2021 and served as a member of the board of directors of Algoma from October 2021 until March 2023. Mr. Pratt served as Chairman of Primoris Services Corp from July 2008 until May 2019 and as a Director from July 2008 to February 2020. He served as Primoris’ President and Chief Executive Officer from July 2008 to October 25, 2015. Mr. Pratt has been managing his personal investments since leaving Primoris. From 1983 through July 2008, he served as the President, Chief Executive Officer and Chairman of the Board of Primoris’ predecessor entity, ARB, Inc. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry. Legato III believes Mr. Pratt is well-qualified to serve as a member of its board due to his experience and relationships and contacts.

David D. Sgro has served as a member of our board of directors since our inception and non-executive vice chairman of the board since November 2023. He has served as chief operating officer of Allegro Merger Corp. since August 2017 and its chairman of the board since April 2018 and served as its Chief Financial Officer from November 2017 until April 2018. He served as a member of the board of directors of Legato II from inception until its business combination with Southland in February 2023 and served as its Chief Executive Officer from its inception to November 2021. He served as the chief executive officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and served as a member of the board of directors of Algoma until October 2025. Mr. Sgro served as Harmony Merger Corp.’s chief operating officer and secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s chief financial officer, secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s chief financial officer, secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro also served as a Senior Managing Director of Crescendo Partners, L.P. from December 2014 to December 2021, and held numerous other positions with Crescendo Partners during that time period. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also served as chairman of the board of Hill International Inc. from August 2016 to December 2022 when it was acquired by Global Infrastructure Solutions Inc. for $3.40 per share. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. In 2001, Mr. Sgro became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at Columbia Business School and an adjunct faculty member of The College of New Jersey. Legato III believes Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience and operational experience.

Adam J. Semler has served as a member of our board of directors since November 2023. He has served as a member of the board of directors of Allegro since April 2018. He served as a member of the board of directors of Legato II from November 2021 until it completed its business combination with Southland in February 2023. Mr. Semler served as a member of Legato I’s board of directors from August 2020 until its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony’s board of directors from July 2014 until its merger with NextDecade. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of chief operating officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as chief financial officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. Legato III believes Mr. Semler is well-qualified to serve as a member of the board due to his financial and accounting expertise as well as his experience with prior blank check companies.

John Ing has served as a member of our board of directors since November 2023. Mr. Ing has served as the President and Chief Executive Officer of Maison Placements Canada, an independent, Toronto-based IIROC investment dealer providing a comprehensive array of financial services to institutional investors and small to midsize corporate clients, since 1985. Mr. Ing served as a member of the board of directors of Legato II from November 2021 until it completed its business combination with Southland in February 2023. Mr. Ing served as a member of Legato I’s board of directors from November 2020 until its merger with Algoma in October 2021. Throughout his four decade career, Mr. Ing has been an advocate of gold investment and authored numerous articles on the subject, appearing regularly in the media and giving speeches around the world. He is a recipient the Robert Elvers Mineral Economics Award, awarded in 2014 by the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Ing started his career with Jones Heward & Company in Montreal in 1969. He then joined Mead Company in 1972 and moved to Pitfield Mackay Ross in 1980 which was acquired by Dominion Securities in Toronto. Mr. Ing has served on numerous industry committees and on the Toronto Stock exchange Stock List Committee as its Chairman from 1993 to 2007. He is a member of the CFA Society Toronto, the Toronto Mineral Analyst Group, the Canadian Institute of Mining and metallurgy, Phi Kappa Pi and the Cambridge Club. Mr. Ing is a director of Aequitas Innovations Inc, parent of the NEO Stock Exchange. Legato III believes Mr. Ing is well-qualified to serve as a member of the board due to his significant leadership and management experience.

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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Approximate percentage of outstanding Ordinary Shares
Eric S. Rosenfeld	1,854,275	7.2%
Eric S Rosenfeld 2017 Trust No. 1	357,394	1.4%
Gregory Monahan	840,044	3.3%
David D. Sgro	25,000	* %
Adam Jaffe(2)(3)	631,569	2.4%
Adam Semler(4)	30,000	* %
Brian Pratt	1,200,000	4.7%
John Ing(5)	150,000	* %
All officers and directors as a group (seven individuals)	4,356,475	16.9%
Karpus Investment Management(6)	3,495,104	13.6%
First Trust Capital Management L.P.(7)	1,927,713	7.5%
Wealthspring Capital LLC(8)	1,671,295	6.5%
Barclays PLC(9)	1,434,783	5.6%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Legato Merger Corp. III, 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)

Includes shares held by trusts established for Mr. Rosenfeld’s children, including the Eric S Rosenfeld 2017 Trust No. 1. Mr. Jaffe is the trustee of these trusts and has sole voting and dispositive power over the shares held by such trusts.

(3)	Includes 200,000 shares held by Mr. Jaffe’s Roth IRA.
(4)	Represents shares held by Triple J Holdings II, LLC, an affiliate of Mr. Semler.
(5)	Represents shares held by The Mont Blanc Investment Corporation, an affiliate of Mr. Ing.
(6)	Represents shares held by Karpus Management, Inc., d/b/a Karpus Investment Management. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534. The information is derived from a Schedule 13G/A filed on August 14, 2025.
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

(8)	Represents shares held by Wealthspring Capital LLC. Matthew Simpson is a manager of Wealthspring. The business address of Wealthspring and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604. The information is derived from a Schedule 13G filed on November 14, 2024.
(9)	The business address of Barclays PLC is 1 Churchill Place, London, E145HP. The information is derived from a Schedule 13G/A filed on March 21, 2025.

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

Equity Compensation Plans

As of November 30, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees

During the fiscal years ended November 30, 2025 and 2024, audit fees paid to WithumSmith+Brown, PC were $99,762 and $90,480, respectively.

Audit-Related Fees

During the fiscal years Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the year ended November 30, 2025, we did not pay any audit-related fees.

Tax Fees

During the fiscal years ended November 30, 2025 and 2024, fees for tax services paid to WithumSmith+Brown, PC were $520 and $4,160, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Business Combination Agreement, dated November 12, 2025, by and among Einride AB, Einride Cayman Sub Limited and Legato Merger Corp. III.+

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Equiniti Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.***

10.1	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Equiniti Trust Company and the Registrant.*

10.3	Registration Rights Agreement.*

10.4	Form of Subscription agreement for private units by initial stockholders.**

10.5	Form of Subscription agreement for private units by the underwriters.**

10.6	Form of Indemnification Agreement.*

10.7	Administrative Services Agreement.*

10.8	Promissory Note.**

10.9	Form of Support Agreement (SPAC Founders).+

10.10	Form of Support Agreement (Einride Shareholders).+

10.11	Form of Lock-Up Agreement.+

14	Code of Ethics.**

19.1	Insider Trading Policy***

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.1	Certification of Principal Executive Officer and Principal Financial officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*****

97	Clawback Policy***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 12, 2025.
*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-275930).
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2024.
****	Filed herewith
*****	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

LEGATO MERGER CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Legato Merger Corp. III:

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Legato Merger Corp. III (the "Company") as of November 30, 2025 and 2024, the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the years ended November 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 8, 2026 (or until May 8, 2026, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2023.

/s/ WithumSmith+Brown, PC

New York, New York

February 10, 2026

PCAOB Number 100

LEGATO MERGER CORP. III

BALANCE SHEETS

	November 30, 2025	November 30, 2024
ASSETS

Current assets:
Cash and cash equivalents	$839,838	$1,625,752
Prepaid expenses	32,422	226,953
Total current assets	872,260	1,852,705
Investments held in Trust Account	218,939,704	210,061,362
Total assets	$219,811,964	$211,914,067

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT

Deferred underwriting commissions	$7,043,750	$7,043,750
Total liabilities	7,043,750	7,043,750

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 and 0 shares at redemption value at $10.87 and $10.44 per share as of November 30, 2025 and November 30, 2024, respectively	218,844,705	209,966,362

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of November 30, 2025 and November 30, 2024	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non-redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) as of November 30, 2025 and November 30, 2024, respectively(1)	568	568
Additional paid-in capital	-	-
Accumulated deficit	(6,077,059)	(5,096,613)
Total shareholders’ deficit	(6,076,491)	(5,096,045)
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$219,811,964	$211,914,067

(1)	Total shares outstanding of ordinary shares, include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III
STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2025	For the Year Ended November 30, 2024
General and administrative costs	$1,038,758	$670,426
Loss from operations	(1,038,758)	(670,426)

Other income:
Income from Investments held in Trust Account	8,878,343	8,816,362
Investment income on Cash Accounts	58,312	70,062

Net income	$7,897,897	$8,215,998

Weighted average ordinary shares outstanding, basic and diluted-Public Shares	20,680,625	20,680,625
Basic and diluted net income per share, Public Shares	$0.31	$0.32
Weighted average ordinary shares outstanding, basic and diluted-Founder Shares(1)	5,118,750	5,118,750
Basic and diluted net income per share, Founder Shares	$0.31	$0.32

(1)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III

STATEMENTS OF

CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended November 30, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2024	5,674,375	$568	$-	$(5,096,613)	$(5,096,045)

Ordinary shares - accretion to possible redemption value	-	-	-	(8,878,343)	(8,878,343)

Net income	-	-	-	7,897,897	7,897,897

Balance at November 30, 2025	5,674,375	$568	$-	$(6,077,059)	$(6,076,491)

For the Year Ended November 30, 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2023	5,118,750	$512	$24,988	$(17,632)	$7,868

Sale of private placement units	555,625	56	5,556,194	-	5,556,250

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	1,308,125	-	1,308,125

Ordinary shares - accretion to possible redemption value	-	-	(6,889,307)	(13,294,979)	(20,184,286)

Net income	-	-	-	8,215,998	8,215,998

Balance at November 30, 2024	5,674,375	$568	$-	$(5,096,613)	$(5,096,045)

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2025	For the Year Ended November 30, 2024
Cash flows from operating activities
Net income (loss)	$7,897,897	$8,215,998
Adjustments to reconcile net income to net cash used in operating activities:
Income from Investments held in Trust Account	(8,878,343)	(8,816,362)
Changes in operating assets and liabilities:
Prepaid expense	194,532	(207,085)
Accounts payable	-	(37,044)
Net cash used in operating activities	(785,914)	(844,493)

Cash flows from investing activities
Cash withdrawn from trust account	-	5,000
Cash deposited into trust account	-	(201,250,000)
Net cash used in investing activities	-	(201,245,000)

Cash flows from financing activities
Note payable – related party	-	146,785
Payment of offering Costs	-	(121,785)
Issuance of representative shares	-	500
Proceeds from private placement units	-	5,556,250
Sale of units in initial public offering	-	201,250,000
Payment of offering costs, net of reimbursement from underwriter, associated with initial public offering	-	(3,116,506)
Net cash provided by financing activities	-	203,715,244

Net change in cash	(785,914)	1,625,752
Cash at beginning of year	1,625,752	-
Cash at end of year	$839,838	$1,625,752

Supplemental disclosure of non-cash financing activities:
Deferred underwriting	$-	$7,043,750

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. III

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

At November 30, 2025, the Company had not yet commenced any operations. All activity through November 30, 2025 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of November 30, 2025, cash of $839,838 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of November 30, 2025, the Company had $839,838 in cash and working capital of $872,260.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial shareholder in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $146,785 evidenced by promissory notes as described below in Note 5. The loan balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of November 30, 2025 and 2024, there were no amounts outstanding under any Working Capital Loan.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2026 (or until May 8, 2026 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to February 8, 2026). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company did not have any cash equivalents as of November 30, 2025 and 2024.

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

As of November 30, 2025, the ordinary shares reflected on the balance sheets are reconciled in the following table:

As of November 30, 2025
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	11,932,673
Ordinary shares subject to possible redemption, February 29, 2024	$201,714,749
Plus:
Accretion of carrying value to redemption value	2,848,581
Ordinary shares subject to possible redemption, May 31, 2024	$204,563,330
Plus:
Accretion of carrying value to redemption value	2,842,357
Ordinary shares subject to possible redemption, August 31, 2024	$207,405,687
Plus:
Accretion of carrying value to redemption value	2,560,675
Ordinary shares subject to possible redemption, November 30, 2024	$209,966,362
Plus:
Accretion of carrying value to redemption value	2,239,938
Ordinary shares subject to possible redemption, February 28, 2025	212,206,300
Plus:
Accretion of carrying value to redemption value	2,244,880
Ordinary shares subject to possible redemption, May 31, 2025	214,451,180
Plus:
Accretion of carrying value to redemption value	2,260,109
Ordinary shares subject to possible redemption, August 31, 2025	$216,711,289
Plus:
Accretion of carrying value to redemption value	2,133,416
Ordinary shares subject to possible redemption, November 30, 2025	$218,844,705

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Year Ended November 30, 2025		For the Year Ended November 30, 2024
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$6,330,907	$1,566,990	$6,585,895	$1,630,103
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750
Basic and diluted net income per ordinary share	$0.31	$0.31	$0.32	$0.32

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the years ended November 30, 2025 and 2024, the Company incurred and paid the affiliate $240,000 and $215,172, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2025 and 2024, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Representative Founder Shares and the Private Units and any units that may be issued in payment of Working Capital Loans made to the Company are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the transfer restrictions applicable to these ordinary shares cease. The holders of a majority of the Representative Shares, Private Units and units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that the underwriters may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 30, 2025 and 2024, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of November 30, 2025 and 2024, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding.

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

Warrants

As of November 30, 2025, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2025 and 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

November 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$218,939,704	$-	$-

November 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$210,061,362	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the years ended November 30, 2025 and 2024.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2026.

LEGATO MERGER CORP. III

By:	/s/ Gregory Monahan
Gregory Monahan
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregory Monahan	Chief Executive Officer	February 10, 2026
Gregory Monahan	(Principal Executive Officer) and Director

/s/ Adam Jaffe	Chief Financial Officer	February 10, 2026
Adam Jaffe	(Principal Financial and Accounting Officer, Secretary and Director

/s/ Brian Pratt	Chairman of the Board	February 10, 2026
Brian Pratt

/s/ David D. Sgro	Vice Chairman of the Board	February 10, 2026
David D. Sgro

/s/ Adam Semler	Director	February 10, 2026
Adam Semler

/s/ John Ing	Director	February 10, 2026
John Ing