Form 10-K/A
period 2025-11-30
Legato Merger Corp. III
filed 2026-04-13
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended November 30, 2025 of Legato Merger Corp. III (the “Company”), filed with the Securities and Exchange Commission on February 10, 2026 (the “Original Form 10-K”) to include certain additional disclosure in Item 9A of such Original Form 10-K.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and no other information in the Original Form 10-K is amended hereby. Other events or circumstances occurring after the date of the Original Form 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent thereto.

LEGATO MERGER CORP. III

FORM 10-K

i

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S.; and;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2026.

LEGATO MERGER CORP. III

By:	/s/ Gregory Monahan
Gregory Monahan
Chief Executive Officer