Form 10-Q
period 2026-02-28
Legato Merger Corp. III
filed 2026-04-14
CIK 2002038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

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

As of April 14, 2026, there were 25,799,375 ordinary shares, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. III

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

LEGATO MERGER CORP. III

CONDENSED BALANCE SHEETS

	February 28, 2026	November 30, 2025
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$519,303	$839,838
Prepaid expenses	-	32,422
Total current assets	519,303	872,260
Investments held in Trust Account	220,892,388	218,939,704
Total assets	$221,411,691	$219,811,964

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Deferred underwriting commissions	$7,043,750	$7,043,750
Total liabilities	$7,043,750	$7,043,750

Commitments and contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 20,125,000 shares at redemption value at $10.98 and $10.87 per share as of February 28, 2026 and November 30, 2025, respectively	220,797,390	218,844,705

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of February 28, 2026 and November 30, 2025	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,674,375 non- redeemable shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption) issued and outstanding as of February 28, 2026 and November 30, 2025, respectively(1)	568	568
Additional paid-in capital	-	-
Accumulated deficit	(6,430,017)	(6,077,059)
Total shareholders’ deficit	(6,429,449)	(6,076,491)
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$221,411,691	$219,811,964

(1)	Total shares outstanding of ordinary shares, include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
General and administrative costs	$356,910	$308,607
Loss from operations	(356,910)	(308,607)

Other income:
Income from Investments held in Trust Account	1,952,685	2,239,937
Interest income on cash	3,952	11,223

Net income	$1,599,727	$1,942,553

Weighted average shares outstanding of ordinary shares, basic and diluted-Public Shares	20,680,625	20,680,625
Basic and diluted net income per share, Public Shares	$0.06	$0.08
Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares(1)	5,118,750	5,118,750
Basic and diluted net income per share, Founder Shares	$0.06	$0.08

(1)	Weighted average shares outstanding of ordinary shares, basic and diluted-Founder Shares include all Founder Shares, as well as Representative Founder Shares, inclusive of the full exercise of the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III

CONDENSED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the Three Months Ended February 28, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2025	5,674,375	$568	$-	$(6,077,059)	$(6,076,491)

Accretion of ordinary shares subject to redemption to redemption value	-	-	-	(1,952,685)	(1,952,685)

Net income	-	-	-	1,599,727	1,599,727

Balance at February 28, 2026 (unaudited)	5,674,375	$568	$-	$(6,430,017)	$(6,429,449)

For the Three Months Ended February 28, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2024	5,674,375	$568	$-	$(5,096,613)	$(5,096,045)

Accretion of ordinary shares subject to redemption to redemption value	-	-	-	(2,239,938)	(2,239,938)

Net income	-	-	-	1,942,553	1,942,553

Balance at February 28, 2025 (unaudited)	5,674,375	$568	$-	$(5,393,998)	$(5,393,430)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Cash flows from operating activities
Net income	$1,599,727	$1,942,553
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,952,685)	(2,239,938)
Changes in operating assets and liabilities:
Prepaid expense	32,423	48,633
Net cash used in operating activities	$(320,535)	$(248,752)

Net change in cash	$(320,535)	$(248,752)
Cash at beginning of period	839,838	1,625,752
Cash at end of period	$519,303	$1,377,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$-	$7,043,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

At February 28, 2026, the Company had not yet commenced any operations. All activity through February 28, 2026 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. As of February 28, 2026, cash of $519,303 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Capital Resources

As of February 28, 2026, the Company had $519,303 in cash and working capital of $519,303.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of February 28, 2026 and November 30, 2025, there were no amounts outstanding under any Working Capital Loan.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 205-40, “Presentation of Financial Statements- Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2026. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on February 10, 2026. Operating results for the three months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ending November 30, 2026, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company did not have any cash equivalents as of February 28, 2026 and November 30, 2025.

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

As of February 28, 2026 and November 30, 2025, the ordinary shares reflected on the condensed balance sheet are reconciled in the following table:

As of February 28, 2026
Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(1,308,125)
Ordinary share issuance costs	(10,159,799)
Plus:
Accretion of carrying value to redemption value	20,184,286
Ordinary shares subject to possible redemption, November 30, 2024	$209,966,362
Plus:
Accretion of carrying value to redemption value	8,878,343
Ordinary shares subject to possible redemption, November 30, 2025	$218,844,705
Plus:
Accretion of carrying value to redemption value	1,952,685
Ordinary shares subject to possible redemption, February 28, 2026	$220,797,390

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2026 and November 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period (the public and private shares, inclusive of the full exercise of the over-allotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,340,313 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. Accretion associated with the ordinary shares is excluded from net income per share as the redemption value approximates fair value. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Three Months Ended February 28, 2026		For the Three Months Ended February 28, 2025
	Public Shares (basic and diluted)	Founder Shares (basic and diluted)	Public Shares (basic and diluted)	Founder Shares (basic and diluted)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income as adjusted	$1,282,331	$317,395	$1,557,139	$385,414
Denominator:
Basic and diluted weighted average shares outstanding	20,680,625	5,118,750	20,680,625	5,118,750
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.08	$0.08

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three months ended February 28, 2026 and 2025, the Company incurred and paid the affiliate $60,000, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2026 and November 30, 2025, no Working Capital Loans were outstanding.

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

Note 7 — Shareholders’ Deficit Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of February 28, 2026 and November 30, 2025, there are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of February 28, 2026 and November 30, 2025, there were 5,031,250 Founder Shares issued and outstanding, 87,500 Representative Founder Shares issued and outstanding and 20,125,000 Public Shares issued and outstanding, and subject to possible redemption.

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

Warrants

As of February 28, 2026 and November 30, 2025, the Company had 10,062,500 Public Warrants and 277,813 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of February 28, 2026 and November 30, 2025, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

February 28, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$220,892,388	$-	$-

November 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$218,844,705	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended February 28, 2026 and for the year ended November 30, 2025.

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

February 28, 2026
Cash	$519,303
Investments held in Trust Account	$220,892,388

Three Months Ended February 28, 2026
General and administrative costs	$356,910
Income from investments held in Trust Account and interest income on cash accounts	$1,956,637

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through February 28, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2026, we had a net income of $1,599,727, which consisted of interest income of $1,956,637 ($1,952,685 interest income from the trust account and $3,952 interest income from the operating account), offset by operating expenses of $356,910. For the three months ended February 28, 2025, we had a net income of $1,942,553, which consisted of interest income of $2,251,160 ($2,239,937 interest income from the trust account and $11,223 interest income from the operating account), offset by operating expenses of $308,607.

Liquidity and Capital Resources

As of February 28, 2026, the Company had $519,303 in cash and working capital of $519,303.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s securities are used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of February 28, 2026 and November 30, 2025, there were no amounts outstanding under any Working Capital Loan.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 205-40, “Presentation of Financial Statements- Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2026. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2026.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $20,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three months ended February 28, 2026 and 2025, the Company incurred and paid the affiliate $60,000, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2026 and November 30, 2025, no Working Capital Loans were outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 28, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2026, our disclosure controls and procedures were effective.

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

Transaction costs amounted to $11,669,174, consisting of $4,025,000 in underwriting fees, up to $7,043,750 of deferred underwriting fees and $600,424 of other offering costs. Additionally, the underwriters made a payment to the Company in an amount equal to $1,509,375 to reimburse the Company for certain expenses in connection with the Initial Public Offering and for expenses to be incurred by the Company. In addition, as of February 28, 2026, cash of $1,078,756 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended February 28, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

LEGATO MERGER CORP. III

Date: April 14, 2026	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)